Form 10-K
period 2016-12-31
Helix TCS, Inc.
filed 2017-04-17
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55722

HELIX TCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4046024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 DTC Parkway, Suite 300

Greenwood Village, CO 80111

(Address of Principal Executive Offices) (Zip Code)

Telephone: (720) 328-5372

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $0.40 was $921,044. As of April 12, 2017, the registrant had 29,285,697 shares of its common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward- looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Helix,” the “Company,” “we,” “us,” and “our” refer to Helix TCS, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Company History

Helix TCS, Inc. was incorporated in Delaware on March 13, 2014. Pursuant to the acquisition of the assets of Helix TCS, LLC, as discussed below, we changed our name from Jubilee4 Gold, Inc. to Helix TCS, Inc. effective October 25, 2015.

Effective October 25, 2015 (the “Effective Date”), we entered into an acquisition and exchange agreement (the “Agreement”) with Helix TCS LLC (the “LLC”). We closed the transaction contemplated under the Agreement (the “Acquisition”) on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

Pursuant to the terms and conditions of the Agreement, the owner of 100% of the issued and outstanding units of the LLC immediately prior to the closing of the Acquisition, exchanged their units for an aggregate of 22,225,000 shares of our common stock (post-reverse split) and all of our issued Class A Preferred Stock.

Effective April 11, 2016, we acquired the assets of Revolutionary Software, LLC (“Revolutionary”). The acquisition occurred through two transactions, the first occurred on March 14, 2016 and the second occurred on April 11, 2016. The total consideration for acquisition included payment in the form of $650,000 in cash and 2,395,000 shares of restricted common stock of the Company. A portion of the cash consideration was paid at each transaction closing and a portion is being paid over time.

Overview

It is our mission to be a leading comprehensive security and operating environment solutions provider, catering to businesses in the legalized cannabis industry. As a security industry expert based in Denver, Colorado, we plan to expand our operations to serve additional legalized U.S. states as cannabis sale regulations are implemented.

Commercial Services

Security is a primary concern for licensed cannabis businesses and the state regulators who oversee such programs. Facilities with cannabis permits must adopt strong security systems to protect their businesses and comply with regulations. These businesses maintain valuable inventories onsite and typically also have significant cash holdings since transactions are often conducted in cash. Such facilities are exposed to theft both from outsiders and employees. In addition, business operators in most legal cannabis states must show regulatory agencies that security systems carefully protect and track inventories and transactions. Failure to do so could not only result in large losses, but would also threaten businesses’ operating permits and force closure. In Washington and Colorado, the new adult cannabis use laws introduced and stressed the need for on premise security to control and enforce the age restrictions and act as a deterrent to the general public, who are now able to freely enter cannabis shops.

We provide effective security solutions to cannabis businesses, including assessments and planning, security system design and implementation, asset protection, transport, and assurance of security for the state licensing process. All systems and services are guaranteed to meet individual state regulatory requirements and to achieve compliance.

Security Systems

We provide security system assessment services for our customers and licensed cannabis business operators. Our core existing products and services include the following:

●	IP CCTV systems;

●	Intrusion alarm systems;

●	Perimeter alarm systems;

●	Access control;

●	Security consulting.

Physical Security

In 2015, we commenced offering armed and unarmed guards, as well as armed transport services to the cannabis industry in Colorado. As of 2016, we provide site risk assessments and consulting services as well. We have made significant investments in specialized vehicles, state security licenses, and high-level training programs, which have generated positive results in customer acquisition and retention. We have expanded our market further in 2016 by signing new clients in Colorado and forming strategic partnerships to facilitate the potential for national expansion.

Our physical security solutions include the following:

●	Armed and unarmed guards;

●	Armored transport;

●	Background checks;

●	Investigations;

●	Risk assessment.

Cannabase

Cannabase is an online community for registered legal cannabis license holders. As of December 31, 2016, a majority of the users are in the state of Colorado. After the acquisition of the Cannabase technology from Revolutionary Software, LLC in April 2016, we launched Cannabase Reach, which helps ancillary (non-licensed) cannabis businesses drive sales through advertising to the licensee community on Cannabase. Cannabase Reach advertising packages consist of virtual catalogues where vendors can display their products and services, promote deals, post business updates, post live surveys, and be reviewed by clients in the market. Packages also include ad points that allow vendors to put display ads up in the marketplace, driving traffic to their storefront, deals, or external website.

Industry and Regulatory Background

In the 1930’s, Congress made marijuana illegal on the federal level, and it was scheduled as a narcotic. In the 1960s and 1970s, as the popularity of marijuana use grew, states began to realize that they needed drug policies consistent with the community and consumer use of marijuana. Under the Federal Controlled Substances Act of 1970, marijuana is currently classified as a “Schedule I” controlled substance. The level of enforcement in states varies widely regarding marijuana.

In 1996, Oregon and California passed legislation that legalized the possession and consumption of marijuana use for medical purposes. As of December 31, 2016, twenty-eight states and the District of Columbia have legalized marijuana in one form or another. The Colorado, Washington, Oregon, and Alaska state policies to legalize recreational marijuana were not challenged by federal authorities, which was largely due to the guidance put forth in the August 29, 2013 memorandum from James Cole, the U.S. Deputy Attorney General, titled “Guidance Regarding Marijuana Enforcement” (the “Cole Memo”). This memorandum states that federal enforcement agencies are unlikely to enforce the Controlled Substances Act in states where marijuana has been legalized, and where the regulation and control is functional. Following the election in November 2016, eight states and the District of Columbia have legalized recreational cannabis use.

On the federal level, marijuana has been considered an illegal substance since 1930. This has caused various impediments to the marijuana industry, the most prominent of which is in banking. Although the U.S. Treasury has provided guidance intended to give banks the confidence that they can work with marijuana businesses in legal cannabis states, many banks are still reluctant to do so.

Government Regulation

Marijuana is categorized as a “Schedule I” controlled substance by the Drug Enforcement Agency and the United States Department of Justice. It is currently illegal to grow, possess, sell, purchase, and/or consume cannabis under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medicinal use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice also characterizes Schedule I controlled substances as the most dangerous drugs of all the drug schedules with potentially severe psychological and/or physical dependence.

Despite this, twenty-eight states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medicinal use. Additionally, eight states, and the District of Columbia, have enacted laws that allow recreational adult use of cannabis. As a result of the foregoing, an unpredictable business environment has been created for cannabis companies that can legally operate under state laws but are nonetheless openly in violation of Federal laws. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo is intended only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal law relating to cannabis, regardless of state law. We believe, and have implemented procedures and policies to ensure, that we are operating in compliance with the Cole Memo. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

While initially it was difficult for us to access the banking system it has become easier with less stringent interpretations of the Cole Memo. Our banks have requested information from us through questionnaires based on the Cole Memo and we believe that the banks have realized that our participation in the marijuana industry is limited by the amounts of marijuana that our employees are exposed to and the vendors that we pay.

The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has made statements implying that it could change this policy and decide to enforce the federal laws more stringently, but no specific measures have yet been implemented. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

The Market

The market has two categories of participants: consumers (i.e. users, retail buyers, individuals) and businesses (i.e. operators, cultivators, retailers, processors, etc.). Consumers are those that are permitted to use marijuana for medicinal purposes and have received medical advice from physicians for conditions that qualify for treatment with cannabis under state-specific guidelines. In eight states and the District of Columbia, anyone who is 21 years or older can consume cannabis products for medical purposes as described above, or for recreational purposes.

Businesses include companies that handle marijuana directly, including cultivators, processors, dispensaries and retail distributors. Also, included in businesses are companies that do not directly handle the marijuana plant or products, but benefit from the industry as participating ancillary businesses (i.e. equipment manufacturers, insurance companies, lenders, etc.).

Legal cannabis businesses that produce and distribute cannabis products serve patient and adult consumer populations in states that have passed and enforce cannabis laws. As more states adopt marijuana regulations to legalize cannabis, the number of businesses in the industry may accelerate rapidly.

Sales and Marketing Strategy

For 2017, we are targeting customers in up to eight states and Washington D.C., which we believe are the most active legal cannabis territories in the national market. While market data sources are limited for the industry, we estimate that there may be over 6,600 permitted cannabis facilities within our targeted territories in 2016-2017.

Growth within these states, in addition to new states coming online and the expansion of cannabis programs in mature state markets, will increase the addressable market. These expanded state regulatory approvals that permit larger patient bases for medicinal and recreational cannabis use further imply and emphasize the potential for substantial expansion beyond the near-term opportunities.

Many states are emulating Colorado’s regulatory model, which requires tight business security, compliance, and adherence to regulations enforced by state and industry oversight agencies. Helix’s experience with compliance in multiple states and municipalities provides a significant competitive advantage for serving businesses in new markets, especially those that are adopting rules similar to the Colorado cannabis laws.

The cannabis industry is expanding, not only in terms of the number of states with cannabis laws, but also in the scope of business transactions allowed under state regulations. Colorado and Washington, for example, have approved the legal sale of marijuana for both recreational and medicinal use. This has increased cannabis sales, revenue, and taxes in those states, when compared to the market size of medicinal cannabis alone. The successful results of these state cannabis programs provide viable incentives for other states to legalize cannabis for recreational use, a few of which legalized recreational cannabis use in the November 2016 election.

Helix expanded operations through acquisition of new customers in the growing cannabis market both by entering new states and capitalizing on the growth of its large customer base in Colorado. In addition, Helix will continue to achieve market penetration in key states by working with state regulatory agencies to influence security compliance, adding key personnel, word of mouth, client expansion into new markets and targeted marketing campaigns in Arizona, Alaska, Oregon and California which characterize the lion’s share of new opportunities outside of Colorado and Washington.

Asset Acquisition

During March and April 2016, we acquired certain assets of Revolutionary. Revolutionary was the founder and operator of Cannabase, the oldest wholesale marketplace for the legal cannabis industry. The assets acquired were development stage software, web addresses, and certain trademarks. We have transformed certain intangible assets into business lines that were not explored by Revolutionary prior to the transaction. Revolutionary’s revenue was generated primarily from wholesale brokerage commissions from transactions that were facilitated by the Cannabase platform. We are currently in the process of developing advertising, consumer-focused, and data-related business lines using the intellectual property acquired. To achieve the new business plan, we expect it will continue to take significant management time, as well as substantial financial resources in software development, marketing, sales personnel, and technology expenditures.

Competition

We have positioned ourselves as an innovative security firm with a recognizable brand that offers effective and consistent services. Our competition in the security services sector of the cannabis industry includes: Blue Line Protection Group, Security Grade Protective Services, Safe Systems, Inc., Canna Security America, Iron Protection Group, and a variety of smaller, local security companies. Certain of these security providers are larger than we are and have greater financial resources than we do. We believe that we can continue to compete with these companies based on our favorable reputation for outstanding reliability, customer service, and value added. There is no assurance, however, that our ability to deliver services successfully will not be impacted by competition that currently exists or may arise in the future.

Employees

As of December 31, 2016, we employed 57 full time employees and 23 part time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Available Information

Our website address is https://helixtcs.com/. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition, and operating results of Helix can be affected by several factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of these factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our business is heavily dependent on state laws pertaining to the cannabis industry.

As of 2016, twenty-eight states and the District of Columbia allow individuals to use medicinal cannabis legally. Furthermore, eight states, and the District of Columbia have enacted laws that allow recreational adult use of cannabis. Continued growth and innovation in the cannabis industry is dependent upon continued legislative acceptance and approval of cannabis use at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt the use or sale of cannabis, which would negatively impact our business.

Cannabis remains illegal under Federal law.

Despite the emergence of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on the Federal level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medicinal purposes, and thus, Federal law criminalizing the use of cannabis preempts state laws that legalize its use. The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has made statements implying that it could change this policy and decide to enforce the federal laws strongly, but no specific measures have yet been implemented Any negative material change in the Federal government’s policy on enforcement of these laws could potentially cause significant financial damage to us and our shareholders.

Laws and regulations affecting the cannabis industry are constantly changing, which could potentially have a detrimental effect on our business. We cannot predict the impact that future regulation may have on us.

Local, state, and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

We cannot predict the nature of any future laws, rules, regulations, interpretations, or applications, nor can we predict or determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Changes in laws or interpretation of laws could potentially have a material adverse effect on our business, financial condition, and results of operations. It is possible that we could be forced to alter our service offerings for various reasons.

As possession and use of cannabis are illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to service providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Expansion by well-established security companies into the cannabis industry could prevent us from realizing anticipated growth in customers and revenues.

Traditional security companies may expand their businesses into cannabis security services. If they decide to expand into cannabis security services, this could hurt the growth of our business and cause our revenues to be lower than we expect.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the insurance coverage that is desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as worker’s compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have not generated positive earnings and there can be no assurance that we will achieve profitable operations. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations.

We will require additional capital to fund our current operations and anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

Our failure to manage growth effectively could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources, and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent on Zachary Venegas, our Chief Executive Officer and Director. The loss of Mr. Venegas could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

We have taken various steps to address our ability to retain our key employees, including nondisclosure and non-compete agreements with all our employees.

Our lack of patent and/or copyright protection and any unauthorized use of our proprietary information and technology, may adversely affect our business. Information technology, network and data security risks could harm our business.

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property which includes business processes. However, we cannot assure you that we will be able to adequately protect our intellectual property from misappropriation in the U.S. This risk may be increased due to the lack of any patent and/or copyright protection. Despite our efforts to protect our intellectual property rights, others may independently develop similar marks or duplicate our service offerings. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights in the U.S. in a cost-effective manner. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

As a public company, we are required to incur substantial expenses.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Risks Related to Our Common Stock

Our officers and directors own a large amount of our common stock and are in a position to affect all matters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of December 31, 2016, our control entity, Helix Opportunities, LLC (“Helix Opportunities”), and its officers and directors beneficially own an aggregate of 22,225,000 shares of our common stock (78%). We have approximately 28,383,441 outstanding shares of common stock as of December 31, 2016. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. This level of control may also have an adverse impact on the market value of our shares, as the control entity can institute or undertake transactions, policies or programs, that result in losses. In addition, they might not take steps to increase visibility and presence in the financial community and/or may sell sufficient numbers of shares to significantly decrease the appropriate price per share.

The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with and/or sales to other companies, selection of officers and directors, and other business decisions. The non-controlling shareholders would be severely limited in their ability to override the decisions of controlling shareholders. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Trading in our common stock has been limited, and there is no significant trading market or price discovery available for our common stock. Purchasers of our common stock may be unable to sell their shares.

Our common stock is currently quoted on the OTC Pink, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ Stock Market. The OTC Pink is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Class A Preferred super majority voting stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price, will have the effect of diluting current shareholders.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Thus, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors (the “Board”) or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our operating results may fluctuate causing volatility in our stock price.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results, causing volatility in our stock price:

●	Our ability to execute our business plan;

●	Our ability to compete effectively;

●	Our ability to continue to attract customers;

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations, and infrastructure;

●	General economic conditions and those economic conditions specific to the cannabis industry; and

●	Our ability to attract, motivate and retain high quality employees.

Our stock price may be volatile.

The market price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Changes in our industry;

●	Competitive pricing pressure;

●	Our ability to obtain working capital financing;

●	Quarterly variations in our results of operations;

●	Changes in estimates of our financial results;

●	Investors’ general perception of the Company;

●	Disruption to our operations;

●	The emergence of new sales channels in which we are unable to compete effectively;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our Board or management; and

●	Changes in governmental regulations or in the status of our regulatory approvals.

Our shares of common stock are thinly traded, and therefore the price may not accurately reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded. Only a small percentage of our common stock is available to be traded, and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in Private Placements upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease office space at 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111, pursuant to a five-year lease expiring on February 28, 2021, pursuant to which we will pay a monthly payment of $6,011 to $6,718, throughout the course of the lease. We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3.	LEGAL PROCEEDINGS.

Occasionally, we may be involved in claims and legal proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our consolidated financial statements. Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

There is currently no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material effect on the Company, with the exception of:

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. On April 3, 2017, we moved to dismiss the complaint. An initial status conference in this case is scheduled for May 10, 2017.

At this time, the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets, Inc. under the symbol “HLIX”. Our stock has been thinly traded on the OTC Pink and there can be no assurance that a liquid market for our common stock will ever develop. The table below includes limited activity from the fiscal year ended December 31, 2015 and full activity for the fiscal year ended December 31, 2016, based on the aforementioned acquisition and exchange agreement with Helix TCS, LLC.

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$0.14	$0.14

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$0.33	$0.33
Second Quarter	$0.40	$0.23
Third Quarter	$1.23	$1.10
Fourth Quarter	$8.12	$7.18

Holders

As of April 12, 2017, there were approximately 90 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Transfer Agent and Registrar

We have appointed Corporate Stock Transfer, Inc., to act as the transfer agent of our common stock. Their address is 3200 Cherry Creek Dr. South, Denver, CO 80209.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation of our business and to fund future growth. We have never declared or paid cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors in light of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangements.

Unregistered Sales of Equity Securities

In the fourth quarter of 2016, we issued securities in the following transactions, each of which was exempt from the registration requirements of the Securities Act. Except for the shares of our common stock that were issued upon the conversion of our convertible debt securities or the grants of shares of common stock under our 2012 Performance Incentive Plan, all of the below-referenced securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

●	The recipients were either accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

●	The recipients had access to business and financial information concerning our company.

●	All securities issued were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

The shares of our common stock which were issued upon the conversion of our convertible debt securities were issued pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act.

●	In February 2016, the Company issued 100,000 shares of restricted common stock to a third-party consultant that assisted the Company in fundraising efforts. Subsequently, in March 2016, the Company issued 100,000 shares of restricted common stock to the same third-party consultant.
●	In March 2016, the Company issued 960,000 shares of restricted common stock to a Director of the Company per a subscription agreement for total proceeds of $150,000.
●	In March 2016, the Company issued 75,000 shares of restricted common stock in conjunction with the Revolutionary asset acquisition.
●	In April 2016, the Company issued 714,286 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $250,000.
●	In April 2016, the Company issued 287,714 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.
●	In April 2016, the Company issued 2,320,000 shares of restricted common stock in conjunction with the asset acquisition.
●	In October 2016, the Company issued a total of 178,200 shares of restricted common stock to a series of third-party consultants that assisted the Company in fundraising efforts.
●	In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note One in conjunction with a conversion of Note One. In addition, The Investor in Note One was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000.
●	In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note Two in conjunction with a conversion of Note Two. In addition, The Investor in Note Two was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000.
●	In December 2016, the Company issued 106,000 shares of restricted common stock to the Investor in Note Three in conjunction with a conversion of Note Three. In addition, The Investor in Note Three was issued 25,000 shares of restricted common stock per a subscription agreement for total proceeds of $25,000.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

Overview

Helix’s mission is to provide clients with the most powerful and cutting-edge integrated operating environments in the market, helping them to better manage and mitigate risk while they focus on their core business. We accomplish these goals through a unique combination of business, logistics, risk-management, and investment skills, delivered through a proprietary software suite and partnership platform.

Our team is composed of former military, law enforcement, and technology professionals with deep experience in security and law enforcement, intelligence, technology design and development, partner relations, data aggregation, venture capital, private equity, risk-management, banking, and finance – a combination that is truly unmatched in the Legal Cannabis Industry.

Technology is a cornerstone of Helix’s service offering. We offer clients the only true technology platform in the industry, allowing clients to manage inventory and supply costs through Cannabase, as well as bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the tech spectrum to tailor and guarantee desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

As our flagship service offering, we offer simply the highest standard in security operations: transport, armed and unarmed guarding, training, investigation, and special services in the industry. From the training of our guard staff, to the sophistication and effectiveness of our literally, battle-tested protocols, to our responsiveness to client needs and suggestions, Helix delivers integrated operating environments that are unmatched in the industry.

Results of Operations for the Years Ended December 31, 2016 and 2015

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2016, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the years ended December 31, 2016 and 2015. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2016	2015	Dollars	Percentage
Revenue	$2,121,600	$244,898	$1,876,702	766%
Cost of revenue	1,835,156	219,824	1,615,332	735%
Gross margin	286,444	25,074	261,370	1042%

Operating expenses	2,813,412	350,593	2,462,819	702%

Loss from operations	(2,526,968)	(325,519)	(2,201,449)	676%

Other income (expense), net	(4,677,088)	9,564	(4,686,652)	-49003%

Net loss	$(7,204,056)	$(315,955)	$(6,888,101)	2180%

Revenue

Total revenue for the year ended December 31, 2016 was $2,121,600, which represented an increase of $1,876,702, or 766%, compared to total revenue of $244,898 for the year ended December 31, 2015. The increase primarily resulted from a full year of business for the year ended December 31, 2016, as compared to less activity from October 25, 2015 (inception) to December 31, 2015. In addition, the Company increased its client base through new contracts.

Cost of Revenue

Cost of revenue for the years ended December 31, 2016 and 2015 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $1,615,332, or 735%, for the year ended December 31, 2016, to $1,835,156, as compared to $219,824 for the year ended December 31, 2015. The increase primarily resulted from a full year of business for the year ended December 31, 2016, as compared to less activity from October 25, 2015 (inception) to December 31, 2015. In addition, the Company added employees to align with the increase in the number of active Company clients.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2016 and 2015 were $2,813,412 and $350,593, respectively. The overall $2,462,819 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $368,436
●	Salaries and wages – $384,265
●	Professional and legal fees – $1,655,249 increase
●	Depreciation and amortization – $54,869 increase

The $368,436 increase in general and administrative expenses resulted in increases in rent expense, advertising and travel expenses resulting from a full year of business for the year ended December 31, 2016. The $384,265 increase in salaries and wages resulted from a significant increase in administrative headcount. The $1,655,249 increase in professional and legal fees resulted from costs associates with being a public company, along with a non-cash stock compensation expense for non-employees of $1,390,826. The $54,869 increase in depreciation and amortization was due to the acquisition of vehicles and certain intangible assets during 2016.

Other Income (Expense), net

Other income (expense), net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, interest expense, loss on fair value of liability of shares to be issued, loss on induced conversion of convertible note and loss on impairment of intangibles. Other income (expense), net during the year ended December 31, 2016 and 2015 was $(4,677,088) and $9,564, respectively. The $4,686,652 increase in other expense was primarily attributable to a loss on induced conversion of convertible notes of $(2,830,143), loss on fair value of liability of shares to be issued of ($415,366) and loss on impairment of intangibles of ($1,278,323). The loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market.

Net (Loss) Income

For the foregoing reasons, we had a net loss of $7,204,056 for the year ended December 31, 2016, or $(0.27) per share (basic and diluted), compared to net loss of $315,955 for the year ended December 31, 2015, or $(0.20) per share (basic and diluted).

Liquidity, Capital Resources and Cash Flows

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2016, we had a cash balance of $57,841, accounts receivable, net of $257,974 and $1,110,007 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2017. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2016	2015	Change
Current assets	$315,815	$265,709	$50,106
Current liabilities	1,110,007	2,256	1,107,751
Working capital	$(794,192)	$263,453	$(1,057,645)

As of December 31, 2016 and 2015, we had a cash balance of $57,841 and $154,282, respectively.

Summary of Cash Flows.

	For the Years Ended December 31,
	2016	2015

Net cash used in operating activities	$(1,338,125)	$(475,927)
Net cash (used in) provided by investing activities	(194,959)	478,488
Net cash provided by financing activities	1,436,643	151,721

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2016 was $1,338,125. This included a net loss of $7,204,056, non-cash charge related to depreciation and amortization of $60,489, bad debt expense of $31,767, non-cash loss of $124,574 on the fair value of convertible notes, non-cash loss of $2,830,143 on the induced conversion of convertible notes, noncash impairment of intangibles charges of $1,278,323, noncash loss on fair value of liability of shares to be issued of $415,366, noncash loss on non-employee stock compensation expense of $1,390,826 and changes in accounts receivable, prepaid expenses, deposits, accounts payable and accrued expenses of $265,557. Net cash used in operating activities for the year ended December 31, 2015 was $475,927. This included a net loss of $315,955, noncash gain of $9,564 on the fair value of convertibles notes, noncash charge related to depreciation of $5,620 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $156,028.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the year ended December 31, 2016 was $194,959, which consisted of capital expenditures of $23,049 and cash payments pursuant to the Revolutionary asset acquisition of $171,910. Net cash provided by investing activities for the year ended December 31, 2015 was $478,488, which consisted of $512,737 in regard to cash acquired pursuant to the Company’s reorganization and capital expenditures of $34,249.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2016 was $1,436,643, which resulted from proceeds from the issuance of convertible notes of $850,000, proceeds of $510,143 from the issuance of common stock pursuant to share purchase agreements and advances from shareholders of $76,500. Net cash provided by financing activities for the year ended December 31, 2015 was $151,721, which resulted from the issuance of convertible notes of $100,000 and the proceeds of $51,700 from the issuance of common stock pursuant to share purchase agreements.

Off-Balance Sheet Arrangements

We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes our critical accounting policies and estimates are those related to accounts receivable and allowance for doubtful accounts, intangibles, accounting for acquisitions, revenue recognition, income taxes, distinguishing liabilities from equity and share-based compensation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $31,767 and $0 at December 31, 2016 and 2015, respectively.

Accounting for Acquisitions

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists, (2) the services have been rendered to the customer, (3) the sales price is fixed or determinable and, (4) collectability is reasonably assured. The Company’s revenues are principally derived from providing security services to its clientele.

The security services revenue is generated from performing armed and unarmed guarding which is contracted for on an hourly basis. Revenues associated with these contracted services are recognized under time-based arrangements as services are provided.

Additionally, the Company provides transportation security services, which are generally contracted for on a per run basis and sometimes additional fees and surcharges are also billed to the client depending on the length of the run. Revenues associated with these services are recognized as the transportation service is provided.

The Company generates advertising revenues from consumer advertising on its Cannabase platform. Revenue is recognized over the contract period associated with each specific advertising campaign.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2016 and 2015.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the effects of ASU 2014-09 and related ASUs noted below on its consolidated financial statements.

From March through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company’s financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Related Party Transactions

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $76,500 as of December 31, 2016.

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Five”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Five due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Five was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2016, the fair value of the liability was $274,574 and accordingly the Company recorded a charge regarding the change in fair value of $124,574 for the year ended December 31, 2016. The interest expense associated with Note Five was $8,487 for the year ended December 31, 2016.

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and stockholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2016 and 2015, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-20 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is our Principal Executive and Financial Officer, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2016 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2016 due to the existence of the following material weaknesses identified by management:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. We believe that we are in the process of addressing the deficiencies that affected our internal control over financial reporting and we are developing specific action plans for each of the above material weaknesses. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.

Name	Position	Age
Zachary Venegas	Chief Executive Officer and Director	45
Paul Hodges	Director	62
Grant Whitus	Chief Operating Officer	51
Chase Beck	Chief Technology Officer	27
Jennifer Beck	Chief Marketing Officer	30

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they are removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no written agreements with respect to the election of directors. Our Board appoints officers annually and each executive officer serves at the discretion of our Board.

Zachary Venegas, CEO and Director

Before joining Helix, Zachary L. Venegas was a Managing Director at Spruce Investment Advisors, where he managed a private equity portfolio with NAV of $500 million USD. He was the co-founder and managing partner of Scimitar, a Dubai-based private equity and venture firm focused on Europe, Africa and the Middle East. During his 9 years at Scimitar, Mr. Venegas led the firm’s activities in deal origination, negotiations, capital raising and macroeconomic and geopolitical analysis, leading investments across four continents and multiple industries. He represented Scimitar in numerous media appearances, including Bloomberg Television, CNBC and Barron’s.

In addition, Mr. Venegas was the founder and CEO of Omega Strategic Services, a dynamic corporate/competitive intelligence and security advisory firm with operations in the Middle East and Africa that supported investors and corporations in creating successful operating environments and helping them to succeed by providing them with distinct, actionable intelligence and real-time data analytics. Earlier in his career, he worked at JPMorgan in Geneva, Switzerland focused on the Middle East, and went on to lead the bank’s Bahrain office before leaving to found Scimitar.

Mr. Venegas received his MBA in Finance and International Business from NYU’s Stern School of Business and a BS in Classical Arabic and Portuguese Languages from the United States Military Academy, West Point. Prior to his business career, he served with distinction in the U.S. Army as an Infantry officer. Born in Brooklyn, NY, he has lived in Switzerland, England, France, Brazil, Egypt, Jordan, Bahrain, the UAE, Saudi Arabia, Ghana, DR Congo, South Africa, Singapore, and Thailand and has operated in over 70 countries throughout the Middle East, Asia, Europe and Africa. Mr. Venegas speaks Arabic, French, Portuguese, Romanian and Spanish and has a conversational command of Afrikaans and Swahili.

Paul Hodges, Director

Mr. Hodges is a Director and Senior Advisor of Helix TCS, Inc. He currently serves as Principal, President and CEO of Yottabyte, LLC. Mr. Hodges has a 20-year track record as a successful entrepreneur. Most recently, he served as a principal of Netarx, a network integration and services organization, which he helped grow substantially during his tenure. Earlier, Mr. Hodges co-founded and was CEO of Codespear, a developer of broadcast alert and interoperable communications software, now part of Federal Signal. In 2007, he was a founder of First Michigan Bancorp, Inc. (now Chemical Bank, Inc.), an $18 billion bank of which he is director. Other companies he has founded include Bloomfield Computer Systems (BCS), later purchased by Datatec, an international IT and managed services provider, and the marketing and advertising agencies ePrize and Alteris Group. Mr. Hodges served as a director of the Michigan Strategic Fund from 2007 through 2012 an appointment by the Governor of Michigan. Mr. Hodges studied computer engineering at Lawrence Technological University.

Grant Whitus, Chief Operating Officer

Sergeant Grant Whitus, Helix’s Chief Operating Officer, is a 26-year veteran of a Colorado sheriff’s office. He served 17 years on SWAT, the last seven of which were as the Team Leader.

Mr. Whitus is a certified Explosive Breacher and a Colorado POST Certified Instructor for the Law Enforcement Training Academy. He teaches Officer Survival, Building Searches, Rapid and Immediate Deployment (RAID), Single Officer Response (Lone Wolf), SWAT, Responding to In-Progress Calls, Law Enforcement Driving, Precision Immobilization Technique, Building Searches, Close Combat Techniques, Traffic Stops and Civil Law for the Patrol Officer, as well as many other disciplines.

Mr. Whitus has led SWAT teams in some of the most significant tactical operations in the nation’s history. He has received 16 medals, including five Medals for Valor, and was at one time, the most decorated deputy sheriff in the Jefferson County Sheriff’s office. In 2002, he and his SWAT Team were honored as “Police Officer of the Year.”

Prior to joining Helix, Mr. Whitus served as the Director of Training for Blue Line Protection Group.

Chase Beck, Chief Technology Officer

Chase Beck, Helix’s Chief Technology Officer, is a full-stack web developer with years of app and agency experience. Mr. Beck brings a designer’s eye to sophisticated engineering problems with a focus on cutting edge user experiences, powerful branding, and scalability.

Before co-founding Cannabase in 2013, Mr. Beck held leadership roles in a variety of technical capacities, ranging from an industry-leading syndicated content distribution service to Zerista, an event software company, and the e-commerce space Magento.

Mr. Beck graduated magna cum laude from the Art Institute of Colorado with a degree in Web Design & Interactive Media.

Jennifer Beck, Chief Marketing Officer

Jennifer Beck, Helix TCS’s Chief Marketing Officer, specializes in creating intelligent, purpose-driven frameworks with an intuitive voice and brand. Ms. Beck’s diverse background in human psychology, product design, online marketing, business and brand development has played a critical role in Cannabase’s vision and strategic development. Today, she is focused on utilizing her deep experience in the cannabis industry to help Helix TCS maintain its rapid market penetration and remarkable execution-based track record.

She began her career in online marketing, directing brand and product engagement initiatives for various Denver technology startups before co-founding Cannabase, the largest online wholesale marketplace in the legal cannabis industry. Ms. Beck serves as Vice Chair on the board of the Colorado Cannabis Chamber of Commerce as well as the Chair of its women council, WOW (The Women of Weed), believing strongly in the responsibility of the marijuana business community to create and reinforce a transparent and compliant marketplace.

Ms. Beck graduated from CU Boulder with an honors degree in psychology.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board of Directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of our Company and the current levels of compensation to corporate officer. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111, Attention: Corporate Sectary.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

ITEM 11.	EXECUTIVE COMPENSATION

The following table presents a summary of the compensation paid to our executive officers during the fiscal years ended December 31, 2016 and 2015. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options or any other compensation paid to the named executive officers.

						Non-Equity
						Incentive	All
		Base		Stock	Option	Plan	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zachary Venegas	2016	45,371	-	-	-	-	-	45,371
President /CEO, Director	2015	-	-	-	-	-	63,249	63,249

Grant Whitus	2016	84,000	-	-	-	-	-	84,000
Chief Operating Officer	2015	38,500	-	-	-	-	-	38,500

Chase Beck	2016	42,500	-	-	-	-	-	42,500
Chief Technology Officer	2015	-	-	-	-	-	-	-

Jennifer Beck	2016	42,500	-	-	-	-	-	42,500
Chief Marketing Officer	2015	-	-	-	-	-	-	-

Option Grants Table

We made no individual grants of stock options to purchase our common stock to the executive officers named in the Summary Compensation Table for the period from October 25, 2015 (inception) through December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during the years ending December 31, 2016 and December 31, 2015, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

We made no awards to named executive officers during the years ending December 31, 2016 and December 31, 2015, under any LTIP.

Employment Agreements

Currently, we have no employment agreements in place with our officers and directors, or with any key employees of the Company.

Director Compensation

There was no compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 12, 2017 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 12, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 12, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Helix TCS, Inc., 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111

The following table assumes 29,285,697 shares are outstanding as of April 12, 2017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors
Zachary Venegas	22,225,000	76.1%
Paul Hodges	960,000	3.3%
Grant Whitus	*
Chase Beck	672,800	2.3%
Jennifer Beck	672,800	2.3%
Total	24,530,600	84.0%

*   denotes less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Helix Opportunities is controlled and managed by Zachary L. Venegas, CEO, Director, Principal Executive and Financial Officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth all fees paid or accrued by the Company for the audit and other services provided by the Company’s public accounting firm for the years ended December 31, 2016 and December 31, 2015:

Services	2016	2015

Audit Fees	$7,560	$13,200
Audit-Related Services	-	-
Tax Fees	-	4,000
Total Fees	$7,560	$17,200

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Financial Statements

Our financial statements and the related Report of Independent Registered Public Accounting Firm are presented in the “F” pages following this report after the “Index to Financial Statements” attached hereto.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Acquisition Agreement between Helix TCS, LLC and Helix TCS, Inc.	10-12G	2.1	12/09/16
3.1	Articles of Incorporation of Jubilee4 Gold, Inc.	10-12G	3(i).1	12/09/16
3.2	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc.	10-12G	3(i).2	12/09/16
3.3	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. – Designation of Rights and Privileges Class A Proffered Stock	10-12G	3(i).3	12/09/16
3.4	By-Laws of Helix TCS, Inc.	10-12G	3(ii).1	12/09/16
10.1	Form of Convertible Promissory Note	10-12G	4.1	12/09/16
10.2	Asset Purchase Agreement dated April 11, 2016	10-12G	10.1	12/09/16
10.3	Form of Unsecured Promissory Note	8-K	10.1	02/16/17
10.4	Form of Secured Convertible Promissory Note	8-K/A	10.1	02/24/17
10.5	Annexes III and IV to the Securities Purchase Agreement	8-K/A	10.2	02/24/17
10.6	Fixed Secured Convertible Promissory Note - $25,000	8-K/A	10.3	02/24/17
10.7	Registration Rights Agreement	8-K/A	10.4	02/24/17
10.8	Investment Agreement	8-K/A	10.6	02/24/17
10.9	Subsidiary Guarantee	8-K/A	10.7	02/24/17
10.10	Common Stock Purchase Warrant	8-K/A	10.8	02/24/17
10.11	Security Agreement	8-K/A	10.9	02/24/17
10.12	Securities Purchase Agreement	8-K/A	10.10	02/24/17
10.13	Form of Equity Subscription Agreement				X
10.14	Form of Note Subscription Agreement				X
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	April 17, 2017
Zachary L. Venegas	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul Hodges	Director	April 17, 2017
Paul Hodges

HELIX TCS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Helix TCS, Inc.:

We have audited the accompanying consolidated balance sheets of Helix TCS, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Helix TCS, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 17, 2017

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$57,841	$154,282
Accounts receivable, net	257,974	94,779
Prepaid expenses	-	16,648
Total current assets	315,815	265,709

Property and equipment, net	55,600	54,357
Intangible assets, net	279,744	-
Deposits	20,290	20,008
Total assets	$671,449	$340,074

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$106,600	$2,256
Advances from related party	76,500	-
Deferred rent	4,243	-
Convertible note payable	470,000	-
Convertible note payable - related party	274,574	-
Obligation pursuant to acquisition	178,090	-
Total current liabilities	1,110,007	2,256

Long-term liabilities
Convertible notes payable, net of current portion	-	90,436
Total long-term liabilities	-	90,436

Total liabilities	1,110,007	92,692

Shareholders' equity:
Preferred stock (Class A), $.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2016 and 2015	1,000	1,000
Common stock; par value $0.001; 200,000,000 shares authorized; 28,383,441 shares issued and outstanding as of December 31, 2016; 23,203,241 shares issued and outstanding as of December 31, 2015	28,383	23,203
Additional paid-in capital	7,052,070	539,134
Accumulated deficit	(7,520,011)	(315,955)
Total shareholders' (deficit) equity	(438,558)	247,382
Total liabilities and shareholders' (deficit) equity	$671,449	$340,074

 See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Revenue	$2,121,600	$244,898
Cost of revenue	1,835,156	219,824
Gross margin	286,444	25,074

Operating expenses:
General and administrative	530,580	162,144
Salaries and wages	466,411	82,146
Professional and legal fees	1,755,932	100,683
Depreciation and amortization	60,489	5,620
Total operating expenses	2,813,412	350,593

Loss from operations	(2,526,968)	(325,519)

Other income (expense):
Change in fair value of convertible note	-	9,564
Change in fair value of convertible note - related party	(124,574)	-
Interest expense	(28,682)	-
Loss on fair value of liability of shares to be issued	(415,366)	-
Loss on induced conversion of convertible notes	(2,830,143)	-
Loss on impairment of intangibles	(1,278,323)	-
Other income (expense), net	(4,677,088)	9,564

Net loss	$(7,204,056)	$(315,955)

Net loss per common share - basic and diluted	$(0.27)	$(0.20)

Weighted average common shares outstanding - basic and diluted	26,610,226	1,568,387

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)		Additional Paid-In	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	977,154	$977	-	$-	$(977)	$-	$-

Issuance of common stock per share purchase agreement	2,225,000	2,225	-	-	49,475	-	51,700

Issuance of preferred stock (Class A) as part of reorganization	-	-	1,000,000	1,000	-	-	1,000

Issuance of common stock as part of reorganization	20,000,000	20,000	-	-	490,616	-	510,616

Issuance of common stock on the open market	1,087	1	-	-	20	-	21

Net loss	-	-	-	-	-	(315,955)	(315,955)

Balance at December 31, 2015	23,203,241	$23,203	1,000,000	$1,000	$539,134	$(315,955)	$247,382

Issuance of common stock per share purchase agreements	2,087,000	2,087	-	-	508,056	-	510,143

Issuance of common stock to non-employees	378,200	378	-	-	1,820,814	-	1,821,192

Issuance of common stock pursuant to acquisition	2,395,000	2,395	-	-	942,480	-	944,875

Issuance of common stock upon conversion of notes payable	320,000	320	-	-	3,141,729	-	3,142,049

Warrant issuance to related party	-	-	-	-	99,857	-	99,857

Net loss	-	-	-	-	-	(7,204,056)	(7,204,056)

Balance at December 31, 2016	28,383,441	$28,383	1,000,000	$1,000	$7,052,070	$(7,520,011)	$(438,558)

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,204,056)	$(315,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,489	5,620
Bad debt expense	31,767	-
Change in fair value of convertible notes	124,574	(9,564)
Loss on fair value of liability of shares to be issued	415,366	-
Loss on induced conversion of convertible notes	2,830,143	-
Loss on impairment of intangibles	1,278,323	-
Non-employee stock compensation expense	1,390,826	-
Change in operating assets and liabilities:
Accounts receivable	(194,962)	(94,779)
Prepaid expenses	16,648	(17,218)
Deposits	(282)	(20,008)
Accounts payable and accrued expenses	(91,204)	(24,023)
Deferred rent	4,243	-
Net cash used in operating activities	(1,338,125)	(475,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired pursuant to reorganization	-	512,737
Purchase of property and equipment	(23,049)	(34,249)
Payments pursuant to acquisition	(171,910)	-
Net cash (used in) provided by investing activities	(194,959)	478,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	850,000	100,000
Proceeds from issuance of common stock pursuant to share purchase agreements	510,143	51,700
Proceeds from issuance of common stock on the open market	-	21
Advances from shareholders	76,500	-
Net cash provided by financing activities	1,436,643	151,721

Net change in cash	(96,441)	154,282

Cash, beginning of year	154,282	-

Cash, end of year	$57,841	$154,282

Supplemental disclosure of cash and non-cash transactions:
Common stock issued pursuant to reorganization stock issued for acquisition	$-	$511,616
Common stock issued pursuant to acquisition	$944,875	$-
Common stock issued pursuant to convertible notes payable	$3,142,049	$-

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Helix TCS, Inc. (the “Company” or “Helix”) was incorporated in Delaware on March 13, 2014. Pursuant to the acquisition of the assets of Helix TCS, LLC, as discussed below, we changed our name from Jubilee4 Gold, Inc. to Helix TCS, Inc. effective October 25, 2015.

Effective October 25, 2015, we entered into an acquisition and exchange agreement with Helix TCS LLC. We closed the transaction contemplated under the Agreement on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

Effective October 1, 2015, for accounting purposes, as part of an acquisition amounting to a reorganization dated December 21, 2015, Helix Opportunities LLC exchanged 100% of Helix TCS, LLC and its wholly-owned subsidiaries, Security Consultants Group, LLC and Boss Security Solutions, Inc. to the Company in exchange for 20 million common shares and 1 million convertible preferred shares of the Company.

The Acquisition Agreement of Helix TCS, LLC was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Acquisition Agreement were replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. The historical information of the Helix TCS, Inc. is presented for comparative purposes. Helix TCS, LLC was formed in 2015 and therefore has no operations in prior year. Furthermore, effective, April 11, 2016 the Company acquired the assets of Revolutionary Software, LLC (see Note 5).

2.	Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2016, the Company had a working capital deficit of approximately $794,192, as compared to working capital of approximately $263,453 at December 31, 2015. The decrease of $1,057,645 in the Company’s working capital from December 31, 2015 to December 31, 2016 was primarily the result of an increase in convertible notes payable (see Note 11).

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado, and transforming the assets acquired from Revolutionary Software. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2017, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to generate positive cash flow from its recently-completed asset acquisition to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”) (since October 2015), Security Consultants Group, LLC (“Security Consultants”) (since October 2015), Boss Security Solutions, Inc. (“Boss Security”) (since October 2015), and Revolutionary Software, LLC (“Revolutionary”) (since April 2016).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Use of estimates includes the following: 1) allowance for doubtful accounts, 2) estimated useful lives of property, equipment and intangible assets, 3) intangibles impairment, 4) valuation of convertible notes payable and 5) revenue recognition. Actual results could differ from estimates.

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $31,767 and $0 at December 31, 2016 and 2015, respectively.

Long-Lived Assets, Including Definite Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements and customer relationships. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Acquisitions

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists, (2) the services have been rendered to the customer, (3) the sales price is fixed or determinable and, (4) collectability is reasonably assured. The Company’s revenues are principally derived from providing security services to its clientele.

The security services revenue is generated from performing armed and unarmed guarding which is contracted for on an hourly basis. Revenues associated with these contracted services are recognized under time-based arrangements as services are provided.

Additionally, the Company provides transportation security services, which are generally contracted for on a per run basis and sometimes additional fees and surcharges are also billed to the client depending on the length of the run. Revenues associated with these services are recognized as the transportation service is provided.

The Company generates advertising revenues from consumer advertising on its Cannabase platform. Revenue is recognized over the contract period associated with each specific advertising campaign.

Expenses

Cost of Revenue

The cost of revenue is the total cost incurred to obtain a sale and the cost of the goods or services sold. Cost of revenue primarily consisted of hourly compensation for security personal.

Operating Expenses

Operating expenses encompass selling general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Other Income (Expenses), net

Other income (expenses), net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, interest expense, loss on induced conversion of convertible notes and loss on impairment of intangibles.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are 3 years for vehicles and 5 years for furniture and equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold, or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception, a lease meets any of the four lease criteria above, the lease is classified by the Company as a capital lease; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

Operating lease payments are recognized as an expense in the income statement on a straight-line basis over the lease term, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in the later years. The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in liabilities.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $71,056 and $7,854 for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2016 and 2015.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by ASC Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement - Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense/income.

Share-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

Certain assets and liabilities of the Company are required to be recorded at fair value either on a recurring or non-recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction based on market participants. The following section describes the valuation methodologies that the Company used to measure, for disclosure purposes, its financial instruments at fair value.

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of December 31, 2016 and December 31, 2015. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those item.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the years ended December 31, 2015 and 2016 as their effect would be anti-dilutive.

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted loss per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.

The anti-dilutive shares of common stock outstanding for years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016	2015
Potentially dilutive securities:
Convertible notes payable	96,822	1,412,429
Convertible preferred stock	45,413,186	36,921,875
Warrants	1,920,000	-

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period. Topic 606 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the effects of ASU 2014-09 and related ASUs noted below on its consolidated financial statements.

From March through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606):Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 and ASU No. 2015-14.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company’s financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis. The Company currently is in the process of evaluating the impact of the adoption on its consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

4.	Reverse Recapitalization

On October 9, 2015, the Company executed the Purchase Agreement, with Jubilee4 Gold, Inc. (“Jubilee4 Gold”), a then non-reporting shell corporation. The Purchase Agreement was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Purchase Agreement will be replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. The historical information of the Helix TCS, Inc. is presented for comparative purposes. Helix TCS, Inc. was formed in 2015.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required. All share and per share amounts have been retroactively restated to the earliest periods presented to reflect the transaction. At the recapitalization date, Jubilee4 Gold sold 1,944,000 restricted shares of its Common Stock for $148,300 and issued 8,900,000 shares of its Common Stock for $51,700, from which certain Purchase Agreement expenses were paid.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month. As of December 31, 2016, the Company owed the initial seller $178,090.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of December 31, 2016, the Company owed the initial seller $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 8. Intangible Assets, Net.

6.	Prepaid Expenses

As of December 31, 2016 and 2015, prepaid expenses consisted of the following:

	December 31,
	2016	2015
Prepaid expenses	$-	$8,578
Prepaid insurance	-	8,070
Total prepaid expenses	$-	$16,648

7.	Property and Equipment, Net

At December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31,
	2016	2015
Furniture and equipment	$14,731	$59,977
Vehicles	68,295	-
Total	83,026	59,977
Less: Accumulated depreciation	(27,426)	(5,620)
Property and equipment, net	$55,600	$54,357

Depreciation expense for the years ended December 31, 2016 and 2015 was $21,806 and $5,620, respectively.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2016:

			December 31, 2016
	Estimated Useful Life (Years)	Carrying Amount at 12/31/2015	Assets Acquired (1)	Impairment	Accumulated Amortization	Net Book Value
In-process Software	5	$-	$800,500	$800,500	$-	$-
Database	5	-	571,250	477,823	13,464	79,963
Trade Names	10	-	100,000	-	7,205	92,795
Web addresses	5	-	125,000	-	18,014	106,986
		$-	$1,596,750	$1,278,323	$38,683	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See “Note 5”).
(2)	During the second quarter for the year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $38,683 and $0 for the years ended December 31, 2016 and 2015, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,
2017	$57,048
2018	57,449
2019	57,449
2020	57,449
2021	9,107
Thereafter	41,242
Total	$279,744

9.	Accounts Payable and Accrued Expenses

As of December 31, 2016 and 2015, accounts payable and accrued expenses consisted of the following:

	December 31,
	2016	2015
Accounts payable	$83,308	$2,256
Accrued expenses	14,805	-
Accrued interest	8,487	-
Total	$106,600	$2,256

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Convertible Notes Payable

	December 31,
	2016	2015
Note One, 7% convertible promissory note, unsecured, maturing December 31, 2017	$-	$90,436
Note Two, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Three, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Four, 0% convertible promissory note, unsecured, maturing November 1, 2016, net of debt discount for debt issuance costs	470,000	-
	470,000	90,436
Less: Current portion	(470,000)	-
Long-term portion	$-	$90,436

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded gain in regards to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”).Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The interest expense associated with Note One was $7,000 and $307 for the year ended December 31, 2016 and 2015, respectively.

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The interest expense associated with Note Two was $7,000 and $268 for the year ended December 31, 2016 and 2015, respectively.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amendment Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. The interest expense associated with Note Three was $6,195 for the year ended December 31, 2016.

On September 30, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Four”) with a fourth investor (the “Fourth Investor”) in which the Fourth Investor provided the Company $500,000 in cash, which was received by the Company during the quarter ended December 31, 2016. In the absence of a Company Event of Default or Holder Event of Default, Note Four is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than November 1, 2016. Note Four had the following conversion features:

●	Automatic Conversion. The principal balance of Note Four shall automatically convert into shares of Class B Preferred Shares upon execution by the Company and the Fourth Investor of definitive documentation relating to the $500,000, aggregate principal amount, investment by the Fourth Investor in Class B Preferred Shares of the Company.
●	Company Default. In the event of a Company Event of Default, the Fourth Investor the shall have the right to elect to (i) at any time prior to December 31, 2016, convert the aggregate outstanding principal amount of Note Four into Class B Preferred Shares equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis, or (ii) at any time commencing on January 1, 2017 and ending on March 31, 2017, have Note Four redeemed for cash at a redemption price, in aggregate, equal to 150% of the aggregate principal outstanding balance of Note Four or (iii) to convert Note Four into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis. In the event the Holder does not elect any remedy in the event of a Company Event of Default, on March 31, 2017 the Note shall be converted in whole into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis.
●	Holder Default. In the event of a Holder Event of Default, the Company shall have the right to either (i) redeem Note Four at par value at any time prior to November 1, 2017 or (ii) convert the outstanding principal balance into common shares of the Company at market value.

The Company evaluated Note Four in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Four will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of the November 1, 2016 and December 31, 2016, the Class B Preferred Shares was not established as a result of Holder Default. Per the Holder Default conversion feature in Note Four, the Fourth Investor did not act in good faith towards the prompt negotiation, execution and delivery of the Class B Preferred Shares. As of December 31, 2016, the fair value of the liability was $500,000.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $76,500 as of December 31, 2016.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Five”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Five due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Five was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2016, the fair value of the liability was $274,574 and accordingly the Company recorded a charge regarding the change in fair value of $124,574 for the year ended December 31, 2016. The interest expense associated with Note Five was $8,487 for the year ended December 31, 2016.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of December 31, 2016, the warrants granted are not exercisable.

A summary of warrant activity is as follows:

December 31, 2016
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	-	$-

Warrants granted	1,920,000	$0.16

Balance at end of year	1,920,000	$0.16

12.	Stockholders’ Equity (Deficit)

Reverse Split

In October 2015, the Company’s shareholders and its Board of Directors approved a 1 for 4 reverse split of the Company’s common stock. The reverse split was effective on October 27, 2015. Prior to the reverse split the Company had 3,908,617 shares issued and outstanding, post-split the Company had 977,154 shares issued and outstanding,

Preferred Stock (Class A)

In October 2015, the Company issued a total of 1,000,000 shares of its Class A Preferred Stock as part of a reorganization in which Helix Opportunities LLC contributed 100% of itself and its wholly-owned subsidiaries, Security Consultants Group, LLC and Boss Security Solutions, Inc. to the Company in exchange for 1,000,000 convertible preferred shares of the Company. The Class A Preferred Stock includes super majority voting rights and are convertible into 60% of the Company’s common stock.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In conjunction with the reorganization noted above, on October 1, 2015, the Company issued a total of 20,000,000 shares of its restricted common stock as part of a reorganization in which Helix Opportunities LLC contributed 100% of Helix TCS, LLC, and its wholly-owned subsidiary, Security Consultants Group, LLC and Boss Security Solutions, Inc., to the Company.

In October 2015, the Company issued a total of 2,225,000 shares of its common stock as part of a purchase agreement for $51,700.

In November 2015, the Company issued 1,087 shares of its common stock for $21.

In February 2016, the Company issued 100,000 shares of restricted common stock to a third-party consultant that assisted the Company in fundraising efforts. Subsequently, in March 2016, the Company issued 100,000 shares of restricted common stock to the same third-party consultant.

 In March 2016, the Company issued 960,000 shares of restricted common stock to a Director of the Company per a subscription agreement for total proceeds of $150,000.

In March 2016, the Company issued 75,000 shares of restricted common stock in conjunction with the asset acquisition as disclosed in Note 5.

In April 2016, the Company issued 714,286 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $250,000.

In April 2016, the Company issued 287,714 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

In April 2016, the Company issued 2,320,000 shares of restricted common stock in conjunction with the asset acquisition as disclosed in Note 5.

In October 2016, the Company issued a total of 178,200 shares of restricted common stock to a series of third-party consultants that assisted the Company in fundraising efforts.

In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note One in conjunction with a conversion of Note One. In addition, The Investor in Note One was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000 (see Note 11).

In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note Two in conjunction with a conversion of Note Two. In addition, The Investor in Note Two was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000 (see Note 11).

In December 2016, the Company issued 106,000 shares of restricted common stock to the Investor in Note Three in conjunction with a conversion of Note Three. In addition, The Investor in Note Three was issued 25,000 shares of restricted common stock per a subscription agreement for total proceeds of $25,000 (see Note 11).

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2016 and 2015 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

As of December 31, 2016 and 2015, the Company has a net operating loss carry forwards of approximately $3,400,000 and $300,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

14.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating leases amount to $78,962 and $14,728 during the years ended December 31, 2016 and 2015, respectively.

Future minimum payments of the Company’s operating lease are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2017	$73,899
2018	76,020
2019	78,142
2020	80,263
2021	13,436
Total	$321,760

15.	Subsequent Events

In February 2017, the Company and RedDiamond Partners LLC (“RedDiamond”) entered into two secured convertible promissory notes totaling $208,333, an Investment Agreement, a Registration Rights Agreement, a Securities Purchase Agreement, a Subsidiary Guarantee, and a Security Agreement (the “Transaction Documents”).

The Company executed a secured 10% convertible promissory note with RedDiamond, in the principal amount of $183,333 (“RedDiamond Note 1”) with a maturity date of September 12, 2017, along with a secured 10% convertible promissory note in the principal amount of $25,000 (“RedDiamond Note 2”) with a maturity date of September 13, 2017 (collectively, the “RedDiamond Notes”).

In consideration for RedDiamond acting as financing agent, the Company and RedDiamond entered into a Securities Purchase Agreement, whereby the Company agreed to issue 25,000 warrants to purchase one share of the Company’s common stock each, exercisable at $1.00 per share, subject to adjustment. The warrants will expire after 5 years.

