Form 10-Q
period 2017-03-31
Helix TCS, Inc.
filed 2017-05-22
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Telephone: (720) 328-5372

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2017, the registrant had 28,644,522 shares of its common stock, par value $0.001 per share, outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$84,247	$57,841
Accounts receivable, net	273,558	257,974
Total current assets	357,805	315,815

Property and equipment, net	69,067	55,600
Intangible assets, net	266,323	279,744
Deposits	20,735	20,290
Total assets	$713,930	$671,449

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$131,275	$106,600
Advances from related party	81,500	76,500
Deferred rent	5,127	4,243
Convertible notes payable, net of discount	564,286	470,000
Convertible note payable - related party	286,985	274,574
Promissory notes	255,000	-
Obligation pursuant to acquisition	157,258	178,090
Total current liabilities	1,481,431	1,110,007

Total liabilities	1,481,431	1,110,007

Shareholders' equity:
Preferred stock (Class A), $0.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2017 and December 31, 2016	1,000	1,000
Common stock; par value $0.001; 200,000,000 shares authorized; 28,383,441 shares issued and outstanding as of March 31, 2017; 28,383,441 shares issued and outstanding as of December 31, 2016	28,383	28,383
Additional paid-in capital	12,190,797	7,052,070
Accumulated deficit	(12,987,681)	(7,520,011)
Total shareholders' equity (deficit)	(767,501)	(438,558)
Total liabilities and shareholders' equity (deficit)	$713,930	$671,449

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2017	2016
Revenue	$691,737	$380,592
Cost of revenue	610,203	375,186
Gross margin	81,534	5,406

Operating expenses:
General and administrative	177,981	59,697
Salaries and wages	161,732	107,199
Professional and legal fees	128,709	54,472
Depreciation and amortization	21,627	7,672
Total operating expenses	490,049	229,040

Loss from operations	(408,515)	(223,634)

Other expenses:
Gain on fair value of liability of shares to be issued	-	25,000
Loss on extinguishment of debt	(4,611,395)	-
Change in fair value of convertible note - related party	(12,411)	-
Interest expense	(435,349)	(4,986)
Other expenses	(5,059,155)	20,014

Net loss	$(5,467,670)	$(203,620)

Net loss per common share - basic and diluted	$(0.21)	$(0.01)

Weighted average common shares outstanding - basic and diluted	26,610,226	23,508,797

See accompanying notes to the unaudited condensed consolidated financial statements.

ELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Common Stock		Preferred Stock (Class A)		Additional Paid-In	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	28,383,441	$28,383	1,000,000	$1,000	$7,052,070	$(7,520,011)	$(438,558)

Warrant issuances to investors	-	-	-	-	22,000	-	22,000
							-
Beneficial conversion feature on convertible debt	-	-	-	-	535,332	-	535,332
							-
Reacquisition price of convertible debt	-	-	-	-	4,581,395	-	4,581,395

Net loss	-	-	-	-	-	(5,467,670)	(5,467,670)

Balance at March 31, 2017	28,383,441	$28,383	1,000,000	$1,000	$12,190,797	$(12,987,681)	$(767,501)

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,467,670)	$(203,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,865	7,672
Change in fair value of convertible notes	12,411	-
Gain on fair value of liability of shares to be issued	-	(25,000)
Loss on beneficial conversion feature	390,666	-
Loss on extinguishment of debt	4,611,395	-
Non-employee stock compensation expense	-	95,000
Change in operating assets and liabilities:
Accounts receivable	(15,585)	(81,396)
Prepaid expenses	-	13,089
Deposits	(445)	8
Accounts payable and accrued expenses	24,675	4,643
Deferred rent	884	-
Net cash used in operating activities	(384,804)	(189,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,625)	(2,176)
Payments pursuant to acquisition	(20,832)	(50,000)
Net cash (used in) provided by investing activities	(40,457)	(52,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	191,667	250,000
Proceeds from issuance of common stock	-	150,000
Proceeds from promissory notes	255,000	-
Advances from shareholders	5,000	-
Net cash provided by financing activities	451,667	400,000

Net change in cash	26,406	158,220

Cash, beginning of period	57,841	154,282

Cash, end of period	$84,247	$312,502

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Acquisition Agreement of Helix TCS, LLC was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Acquisition Agreement were replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. The historical information of Helix TCS, Inc. is presented for comparative purposes. Furthermore, effective, April 11, 2016 the Company acquired the assets of Revolutionary Software, LLC (see Note 4).

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

At March 31, 2017, the Company had a working capital deficit of approximately $1,123,626, as compared to working capital deficit of approximately $794,192 at December 31, 2016. The decrease of $329,434 in the Company’s working capital from December 31, 2016 to March 31, 2017 was primarily the result of an increase in convertible notes payable and promissory notes.

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”) and Revolutionary Software, LLC (“Revolutionary”) (since April 2016).

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

Cash and Cash equivalents

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $31,767 and $31,767 at March 31, 2017 and December 31, 2016, respectively.

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other Expenses

Other expenses, net consisted of the change in fair value of convertible note – related party and interest expense.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $3,791 and $2,931 for the three months ended March 31, 2017 and 2016, respectively.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2017 and 2016.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature. A beneficial conversion feature is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the beneficial conversion feature and the Company amortizes the discount to interest expense over the life of the debt.

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of March 31, 2017 and December 31, 2016. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three months ended March 31, 2017 and March 31, 2016 as their effect would be anti-dilutive.

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The anti-dilutive shares of common stock outstanding for three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Potentially dilutive securities:
Convertible notes payable	188,820	1,685,935
Convertible preferred stock	45,413,506	-
Warrants	1,945,000	1,920,000

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

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

4.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month. As of March 31, 2017, the Company owed the initial seller $157,258.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of March 31, 2017, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 6. Intangible Assets, Net.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Property and Equipment, Net

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Furniture and equipment	$16,332	$14,731
Vehicles	88,367	68,295
Total	104,699	83,026
Less: Accumulated depreciation	(35,632)	(27,426)
Property and equipment, net	$69,067	$55,600

Depreciation expense for the three months ended March 31, 2017 and 2016 was $8,206 and $7,672, respectively.

6.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of March 31, 2017 and December 31, 2016:

	Estimated	Carrying Amount at	December 31, 2016
	Useful Life (Years)	December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

		March 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In-process software	5	$-	$-	$-
Database	5	93,427	(18,135)	75,292
Trade names	10	100,000	(9,705)	90,295
Web addresses	5	125,000	(24,264)	100,736
		$318,427	$(52,104)	$266,323

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See ‘Note 4”).
(2)	During the second quarter for the Year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $13,421 and $0 for the three months ended March 31, 2017 and 2016, respectively.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Accounts Payable and Accrued Expenses

As of March 31, 2017 and December 2016, accounts payable and accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accounts payable	$88,263	$83,308
Accrued expenses	34,527	14,805
Accrued interest	8,485	8,487
Total	$131,275	$106,600

8.	Convertible Notes Payable

	March 31, 2017	December 31, 2016
Note One, 7% convertible promissory note, unsecured, maturing December 31, 2017	$-	$-
Note Two, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Three, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Four, 0% convertible promissory note, unsecured, maturing November 1, 2016, net of debt discount for debt issuance costs	-	470,000
Note Five, 10% convertible promissory note, fixed secured, maturing September 12, 2017, net of debt discount for debt issuance costs, warrants and beneficial conversion feature	39,286	-
Note Six, 10% convertible promissory note, fixed secured, maturing September 13, 2017	25,000	-
Amended Note, 0% convertible promissory note, unsecured, maturing June 1, 2017	500,000	-
	564,286	470,000
Less: Current portion	(564,286)	(470,000)
Long-term portion	$-	$-

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded gain in regards to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”).Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The interest expense associated with Note One was $0 and $1,745 for the three months ended March 31, 2017 and 2016, respectively.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The interest expense associated with Note Two was $0 and $1,745 for the three months ended March 31, 2017 and 2016, respectively.

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amended Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. The interest expense associated with Note Three was $0 and $921 for the three months ended March 31, 2017 and 2016.

On September 30, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Four”) with a fourth investor (the “Fourth Investor”) in which the Fourth Investor provided the Company $500,000 in cash. As of December 31, 2016, the Class B Preferred Shares were not established as a result of Holder Default, in which, the Fourth Investor did not act in good faith towards the prompt negotiation, execution and delivery of the Class B Preferred Shares.

On March 31, 2017 the First Amendment to Note Four (the “Amended Note”) was entered by the Company and the Holder. In the absence of a Company Event of Default or Holder Event of Default, Amended Note is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than June 1, 2017. The Amended Note had the following conversion features:

●	Automatic Conversion. The principal balance of the Amended shall automatically convert into shares of Class B Preferred Shares upon execution by the Company and the Fourth Investor of definitive documentation relating to the $500,000, aggregate principal amount, and investment by the Fourth Investor in Class B Preferred Shares of the Company.
●	Company Default. In the event of a Company Event of Default, the Fourth Investor the shall have the right to elect to (i) at any time prior to June 30, 2017, convert the aggregate outstanding principal amount of Note Four into Class B Preferred Shares equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis, or (ii) at any time commencing on July 1, 2017 and ending on September 31, 2017, have Note Four redeemed for cash at a redemption price, in aggregate, equal to 150% of the aggregate principal outstanding balance of Note Four or (iii) to convert Note Four into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis. In the event the Holder does not elect any remedy in the event of a Company Event of Default, on September 31, 2017 the Amended Note shall be converted in whole into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis.
●	Holder Default. In the event of a Holder Event of Default, the Company shall have the right to either (i) redeem the Amended Note at par value at any time prior to June 1, 2017 or (ii) convert the outstanding principal balance into common shares of the Company at market value.
●

The Valuation and Consideration provision in Section 2 of the Term Sheet is affirmed and ratified; provided, however, that the parties agree that the $12,000,000 valuation therein is subject to dilution of $600,000 from additional investments in the Company by third parties following the Holder’s $500,000 investment that is memorialized in the Note. For the avoidance of doubt, the Holder will receive the same number of shares as it would have for its investment if it had converted at a $12,000,000 valuation on October 20, 2016 given the 26,587,497 shares outstanding at that time. For the avoidance of doubt, the Note will convert into 1,162,500 shares.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to the terms of the Amendment, the Company evaluated Note Four under ASC 470-50 to determine if modification or extinguishment treatment was necessary. After performing the analysis under ASC 470-50, it was determined extinguishment treatment was appropriate and the Company should extinguish Note Four and recognize the Amended Note as new debt. The Company recognized a loss on extinguishment of $4,611,395 on Note Four.

The Company evaluated the Amended Note and the embedded conversion feature under ASC 815 and determined the conversion feature did not meet the definition of a derivative and therefore should not be bifurcated. The Company then evaluated the Amended Note in accordance with ASC 480 and determined that Note Four will be accounted for as a liability measured at fair value. As of March 31, 2017, the fair value of the liability was $500,000.

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five become effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.

The Company evaluated the embedded conversion feature within the above convertible note under ASC 815 and determined the conversion feature did not meet the definition of a derivative and therefore should not be bifurcated. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $183,333 was recorded.

The company recorded a debt discount relating to the warrants issued in the amount of $22,000 based on the relative fair values of Note Five without the warrants and the warrants themselves at the effective date of Note Five. The additional $16,666 retained by the Third Investor for due diligence and legal bills for the transaction will be recorded as a debt discount. The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $183,333. Therefore the debt discount related to the Beneficial Conversion Feature was in the amount of $144,666. The excess value of the Beneficial Conversion Feature discount was recognized as a loss in earnings and recorded as an interest expense in the amount of $390,666 and will be amortized through Maturity of Note Five.

The debt discounts will be amortized to interest expense over the life of the note.  Amounts amortized to interest expense were approximately $39,286 for the three months ended March 31, 2017. The unamortized discount balance at March 31, 2017 was approximately $144,047.

On February 13, 2017, the Company entered into a $25,000 10% Fixed Secured Convertible Promissory Note (“Note Six”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $25,000 in cash, which was received by the Company during the period ended March 31, 2017. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Six due and payable on September 13, 2017. The principal balance of Note Six was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $6.10 per share. Note Six become effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.

The Company evaluated Note Six in accordance with ASC 815 to determine if the conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the conversion feature did not meet the requirements for bifurcation pursuant to ASC 815. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception and determined that Note Six did not have a beneficial conversion feature As a result, the Company recorded the conventional convertible note as a debt instrument in its entirety. The interest expense associated with Note Six was $536 for the period ended March 31, 2017.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $81,500 as of March 31, 2017.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Five”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Five due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Five was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2017, the fair value of the liability was $286,985 and accordingly the Company recorded a charge regarding the change in fair value of $12,411 for the three months ended March 31, 2017. The interest expense associated with Note Five was $2,589 and $575 for the three months ended March 31, 2017 and 2016.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of March 31, 2017, the warrants granted are not exercisable.

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. As of March 31, 2017, the warrants granted were not exercised.

A summary of warrant activity is as follows:

March 31, 2017
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	1,920,000	$0.16

Warrants granted	25,000	$1.00

Balance at end of period	1,945,000	$0.18

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Promissory Notes

On February 13, 2017 the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. As of March 31, 2017 and December 31, 2016, the Company had $180,000 and $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,016 and $0 for the three months ended March 31, 2017 and 2016.

On January 30, 2017 the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. As of March 31, 2017 and December 31, 2016, the Company had $75,000 and $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,791 and $0 for the three months ended March 31, 2017 and 2016.

11.	Stockholders’ Equity (Deficit)

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

12.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the three months ended March 31, 2017 and 2016 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the three months ended March 31, 2017 and 2016, the Company has a net operating loss carry forward of approximately $3,838,000 and $564,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

13.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating leases amount to $18,210 and $26,631 during the three months ended March 31, 2017 and 2016, respectively.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Subsequent Events

On April 26, 2017, the Company entered into a securities purchase agreement with RedDiamond Partners, LLC, (the “Purchaser”) in connection with the issuance of a 10% secured convertible promissory note (the “Convertible Note”), in the aggregate principal amount of $104,000, with an original issue discount of $26,000 convertible into shares of the Company’s common stock. The Convertible Note bears a ten percent (10%) annual interest rate and is convertible into shares of Common Stock at a conversion price of $1.00 per share (the “Conversion Shares”), subject to certain adjustments, and matures on October 26, 2017.

In connection with the issuance of the Convertible Note the Company issued a warrant (the “Warrant”) to the Purchaser to purchase 150,000 shares of Common Stock pursuant to the terms and provisions thereunder. The Warrant is exercisable at any time within five (5) years of issuance and entitles the Purchaser to purchase 150,000 shares of the Common Stock at an exercise price of the lesser of either i) $1.00 or ii) a 50% discount to the lowest closing bid price thirty (30) trading days immediately preceding conversion, subject to certain adjustments.

On May 8, 2017, the Company entered into a subscription agreement (the “Subscription Agreement”) with an accredited investor (the “Investor”). Pursuant to the Subscription Agreement, the Investor purchased 111,111 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $100,000 or $0.90 per share.

On May 15, 2017, the Company filed a certificate of designations, preferences and rights (the “Certificate of Designations”) with the Secretary of State of the State of Delaware pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred”). The Series B Preferred is convertible into the Company’s common stock (“Common Stock”) at the holder’s option at any time after May 12, 2018 and automatically converts into Common Stock at any time after May 12, 2018 upon either the affirmative vote of a majority of Series B Preferred holders or a “Qualified Initial Public Offering” of the Company’s securities, as defined in the Certificate of Designations.

The number of shares of the Common Stock to which a holder of the Series B Preferred shall be entitled upon conversion shall be the product obtained by multiplying the Preferred Conversion Rate, as defined below, then in effect by the number of shares of the Series B Preferred Stock being converted. The conversion rate in effect at any time for conversion of the Series B Preferred Stock (the “Preferred Conversion Rate”) shall be the quotient obtained dividing the Preferred Stock Original Issue Price (as defined in the Certificate of Designations) by the preferred stock conversion price which shall initially be equal to the Preferred Stock Original Issue Price, for an effective initial conversion ratio equal to 1:1, subject to adjustment.

The Series B Preferred shall vote together with the Common Stock and all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company including, but not limited to, actions amending the Certificate of Incorporation of the Company to increase the number of authorized shares of the Common Stock. Each holder of shares of the Series B Preferred shall be entitled to the number of votes equal to the number of shares of the Common Stock into which such shares of the Series B Preferred are then convertible. For so long as any the shares of the Series B Preferred remain outstanding, in addition to any other vote or consent required by the Company’s Certificate of Incorporation or bylaws, the vote or written consent of the holders of at least a majority of the outstanding shares of the Series B Preferred, voting or consenting together as a separate class, shall be necessary for authorizing, effecting or validating certain transactions as further described in the Certificate of Designations.

Additionally, the Series B Preferred holders may elect a Director to sit on the Company’s Board of Directors.

On May 17, 2017, the Company entered into that certain Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Helix Opportunities, LLC, a Delaware limited liability company (“Helix LLC”), and RSF4, LLC, a Delaware limited liability company (the “Purchaser” or “Rose Capital”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser an aggregate of 7,318,084 shares of the Company Series B Preferred Stock (“Series B Preferred Stock) for the following consideration (i) the conversion of an outstanding note in the principal aggregate amount of $500,000 issued by the Company in favor of an affiliate of Purchaser into 1,536,658 shares of Series B Preferred Stock and (ii) $1,875,000 in cash for the issuance. In accordance with the terms of the Purchase Agreement, the Company, Helix LLC, and the Investor also entered into (i) an Investors Rights Agreement (the “Investors Rights Agreement”), (ii) a Right of First Refusal and Co- Sale Agreement (the “ROFR Agreement”), and (iii) a Voting Agreement (the “Voting Agreement”). In connection with the additional investment, the Company paid off promissory notes with an outstanding balance of $255,000 held by the Purchaser (See Note 10).

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Investor Rights Agreement grants the holders of the Company’s Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively, the “Preferred Holders”) certain registration rights including but not limited to the right to demand registration of the shares of Common Stock underlying both the Series A Preferred Stock and the Series B Preferred Stock (the “Conversion Shares”) after the earlier of the third anniversary of the date of the Investors Rights Agreement or 180 days following the Company’s first firm commitment underwritten public offering of its Common Stock The Investor Rights Agreement also grants the Preferred Holders the right to have any of their shares of Conversion Shares included in any registration statement filed by the Company, subject to limitations as set forth therein.

Pursuant to the Investor Rights Agreement the Company also covenants to provide Rose Capital with certain financial information of the Company related to the Company’s financial forecasts and annual fiscal budget to be held confidentially. Additionally, the Preferred Holders holding at least 5% of the issued and outstanding of the preferred stock of the Company (each a “Major Investor”) shall have a right to purchase such Major Investor’s pro rata share of all equity securities that the Company may, from time to time, propose to sell and issue after May 17, 2017, other than the equity securities excluded therein. Each Major Investor’s pro rata share is equal to the ratio of (a) the number of shares of the Company’s outstanding Common Stock (treating all shares of convertible preferred stock or warrants to acquire convertible preferred stock on an as-converted to common stock basis and including all shares of Common Stock issuable upon the exercise of outstanding warrants or options) which such Major Investor holds of record immediately prior to the issuance of such equity securities to (b) the total number of shares of the Company’s outstanding Common Stock (treating all shares of convertible preferred stock or warrants to acquire convertible preferred stock on an as-converted to common stock basis and including all shares of Common Stock issuable upon the exercise of outstanding warrants or options) immediately prior to the issuance of such equity securities.

Pursuant to the ROFR Agreement if a Preferred Holder proposes to Transfer (as defined in the ROFR Agreement) any shares of such Preferred Holder’s stock, the Preferred Holder shall promptly give written notice (the “Notice”) simultaneously to the Company and to each of the Major Investors at least thirty (30) days prior to the closing of such Transfer.

With the exception of Exempt Transfers (as defined in ROFR), for a period of thirty (30) days following receipt of any Notice each Major Investor shall have the right, exercisable upon written notice to the Preferred Holder to purchase its pro rata share of the Preferred Holder stock subject to the Notice and on the same terms and conditions as set forth therein. The Major Investors who so exercise their rights (the “Participating Major Investors”) shall effect the purchase of the Preferred Holder stock in accordance with the terms therein.

In the event that not all of the Major Investors elect to purchase their pro rata share of the Preferred Holder stock then the Preferred Holder shall promptly give written notice to each of the Participating Major Investors the (the “Overallotment Notice”), which shall set forth the number of shares of Preferred Holder stock not purchased and shall offer such Participating Major Investors the right to acquire such unsubscribed shares.

In the event that the Major Investors do not elect to purchase all of the Preferred Holder stock available the Preferred Holder shall promptly give written notice (the “Second Notice”) to the Company, which shall set forth the number of shares of Preferred Holder stock not purchased by the Major Investors and the Company shall then have the right, to purchase all or a portion of the Preferred Holder stock subject to the Second Notice on the same terms and conditions as set forth therein.

In the event the Major Investors and the Company fail to exercise their respective rights to purchase all of the Preferred Holder stock, then the Preferred Holder shall first deliver to the Company and each Major Investor written notice (the “Co-Sale Notice”) that each Major Investor shall have the right, exercisable upon written notice to such Preferred Holder with a copy to the Company within fifteen (15) days after receipt of the Co- Sale Notice, to participate in such Transfer of Preferred Holder stock on the same terms and conditions.

The Voting Agreement requires the Company, Helix LLC and the Purchaser to vote their respective shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock to among other things, elect or appoint at least one representative of the Series A Preferred Stock and one representative of the Series B Preferred Stock to the Board of Directors (the “Board”) and maintain such representation on the Board so long as the Series B Preferred Stock remains outstanding.

The above descriptions of the Purchase Agreement, Investor Rights Agreement, ROFR Agreement and Voting Agreement do not purport to be complete and are qualified in their entirety by the full text of the forms of such documents, which are attached as exhibits hereto and incorporated herein by reference.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on April17, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Helix", the “Company”, “we”, “us”, and “our” refer to Helix TCS, Inc.

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

Results of Operations for the three months ended March 31, 2017 and 2016

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended March 31, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the three months ended March 31, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2017	2016	Dollars	Percentage
Revenue	$691,737	$380,592	$311,145	82%
Cost of revenue	610,203	375,186	235,017	63%
Gross margin	81,534	5,406	76,128	1408%

Operating expenses	490,049	229,040	261,009	114%

Loss from operations	(408,515)	(223,634)	(184,881)	83%

Other income (expense), net	(5,059,155)	20,014	(5,079,169)	-25378%

Net loss	$(5,467,670)	$(203,620)	$(5,264,050)	2585%

Revenue

Total revenue for the three month period ended March 31, 2017 was $691,737, which represented an increase of $311,145 compared to total revenue of $380,592 for the three months ended March 31, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, and the development of the Cannabase Reach Platform, which did not previously exist.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $235,017 for the three months ended March 31, 2017, to $610,203 as compared to $375,186 for the three months ended March 31, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2017 and 2016 were $490,049 and $229,040 respectively. The overall $261,009 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $118,284
●	Salaries and wages – $54,533
●	Professional and legal fees – $74,237
●	Depreciation and amortization – $13,955

The $118,284 increase in general and administrative expenses resulted from increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $54,533 increase in salaries and wages resulted from a significant increase in administrative headcount. The $74,237 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $13,955 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business and amortization of debt discounts.

Other Income (Expenses)

Other income (expense), net consisted of gain on fair value of liability of shares to be issues, loss on extinguishment of debt, change in the fair value of convertible note – related party and interest expense. Other income (expense), net during the three months ended March 31, 2017 and 2016 was ($5,059,155) and $20,014 respectively. The ($5,079,169) decrease in other income (expense) was primarily attributable to a gain on fair value of liability of shares to be issued of 25,00, loss on extinguishment of debt of (4,611,395), change of fair value of convertible note – related party of (12,411) and interest expense of $430,363. The gain on fair value of liability of shares to be issued related to issuance of shares recorded as nonemployee stock compensation, the loss on extinguishment was a one-time non-cash charge based on an amended convertible note and the interest expense was due to a beneficial conversion feature relating to a convertible note.

Net Loss

For the foregoing reasons, we had a net loss of $5,467,670 for the three months ended March 31, 2017, or $(0.21) per share (basic and diluted), compared to net loss of $203,620 for the three months ended March 31, 2016, or $(0.01) per share (basic and diluted).

Liquidity, Capital Resources and Cash Flows

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2017, we had a cash balance of $84,247, accounts receivable, net of $273,558 and $1,481,431 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2017. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2017	December 31, 2016	Change
Current assets	$357,805	$315,815	$41,990
Current liabilities	1,481,431	1,110,007	371,424
Working capital	$(1,123,626)	$(794,192)	$(329,434)

As of March 31, 2017, and December 31, 2016, we had a cash balance of $84,247 and $57,841, respectively.

Summary of Cash Flows.

	For the Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(384,804)	$(189,604)
Net cash (used in) provided by investing activities	(40,457)	(52,176)
Net cash provided by financing activities	451,667	400,000

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2017 was $384,804. This included a net loss of $5,467,670, non-cash charge related to depreciation and amortization of $58,865, non-cash gain of $12,411 on the fair value of convertible notes, noncash loss on beneficial conversion feature of $390,666, noncash loss on extinguishment of debt of $4,611,395 and changes in accounts receivable, deposits, accounts payable and accrued expenses of $9,529. Net cash used in operating activities for the three months ended March 31, 2016 was $189,604. This included a net loss of $203,620, noncash gain of $25,000 on the fair value of liability of shares to be issued, noncash non-employee stock compensation expense of $95,000, noncash charge related to depreciation of $7,672 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $63,656.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2017 was $40,457, which consisted of capital expenditures of $19,625 and cash payments pursuant to the Revolutionary asset acquisition of $20,832. Net cash used in investing activities for the three months ended March 31, 2016 was $52,176, which consisted of $50,000 in regard to cash payment pursuant to an acquisition and capital expenditures of $2,176.

Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $451,667, which resulted from proceeds from the issuance of convertible notes payable of $191,667, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $5,000. Net cash provided by financing activities for the three months ended March 31, 2016 was $400,000, which resulted from the issuance of convertible notes of $250,000 and the proceeds of $150,000 from the issuance of common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on form 10-K for the fiscal year end December 31, 2016.

Related Party Transactions

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $81,500 as of March 31, 2017.

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Five”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Five due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Five was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2017, the fair value of the liability was $286,985 and accordingly the Company recorded a charge regarding the change in fair value of $12,411 for the three months ended.

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the three months ended March 31, 2017 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2017 due to the existence of the following material weaknesses identified by management:

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

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this quarterly report.

Changes in internal control over financial reporting

During the three months ended March 31, 2017, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

As of the date of this Report, there have been no material changes in the risk factors previously included in Item 1A- “Risk Factors,” in our Annual Report on form 10-K for the fiscal year end December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended March 31, 2017 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

On May 17, 2017, the Company entered into that certain Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Helix Opportunities, LLC, a Delaware limited liability company (“Helix LLC”), and RSF4, LLC, a Delaware limited liability company (the “Purchaser” or “Rose Capital”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser an aggregate of 7,318,084 shares of the Company Series B Preferred Stock (“Series B Preferred Stock) for the following consideration (i) the conversion of an outstanding note in the principal aggregate amount of $500,000 issued by the Company in favor of an affiliate of Purchaser into 1,536,658 shares of Series B Preferred Stock and (ii) $1,875,000 in cash for the issuance. In accordance with the terms of the Purchase Agreement, the Company, Helix LLC, and the Investor also entered into (i) an Investors Rights Agreement (the “Investors Rights Agreement”), (ii) a Right of First Refusal and Co- Sale Agreement (the “ROFR Agreement”), and (iii) a Voting Agreement (the “Voting Agreement”).

The Investor Rights Agreement grants the holders of the Company’s Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively, the “Preferred Holders”) certain registration rights including but not limited to the right to demand registration of the shares of Common Stock underlying both the Series A Preferred Stock and the Series B Preferred Stock (the “Conversion Shares”) after the earlier of the third anniversary of the date of the Investors Rights Agreement or 180 days following the Company’s first firm commitment underwritten public offering of its Common Stock The Investor Rights Agreement also grants the Preferred Holders the right to have any of their shares of Conversion Shares included in any registration statement filed by the Company, subject to limitations as set forth therein.

Pursuant to the Investor Rights Agreement the Company also covenants to provide Rose Capital with certain financial information of the Company related to the Company’s financial forecasts and annual fiscal budget to be held confidentially. Additionally, the Preferred Holders holding at least 5% of the issued and outstanding of the preferred stock of the Company (each a “Major Investor”) shall have a right to purchase such Major Investor’s pro rata share of all equity securities that the Company may, from time to time, propose to sell and issue after May 17, 2017, other than the equity securities excluded therein. Each Major Investor’s pro rata share is equal to the ratio of (a) the number of shares of the Company’s outstanding Common Stock (treating all shares of convertible preferred stock or warrants to acquire convertible preferred stock on an as-converted to common stock basis and including all shares of Common Stock issuable upon the exercise of outstanding warrants or options) which such Major Investor holds of record immediately prior to the issuance of such equity securities to (b) the total number of shares of the Company’s outstanding Common Stock (treating all shares of convertible preferred stock or warrants to acquire convertible preferred stock on an as-converted to common stock basis and including all shares of Common Stock issuable upon the exercise of outstanding warrants or options) immediately prior to the issuance of such equity securities.

Pursuant to the ROFR Agreement if a Preferred Holder proposes to Transfer (as defined in the ROFR Agreement) any shares of such Preferred Holder’s stock, the Preferred Holder shall promptly give written notice (the “Notice”) simultaneously to the Company and to each of the Major Investors at least thirty (30) days prior to the closing of such Transfer.

With the exception of Exempt Transfers (as defined in ROFR), for a period of thirty (30) days following receipt of any Notice each Major Investor shall have the right, exercisable upon written notice to the Preferred Holder to purchase its pro rata share of the Preferred Holder stock subject to the Notice and on the same terms and conditions as set forth therein. The Major Investors who so exercise their rights (the “Participating Major Investors”) shall effect the purchase of the Preferred Holder stock in accordance with the terms therein.

In the event that not all of the Major Investors elect to purchase their pro rata share of the Preferred Holder stock then the Preferred Holder shall promptly give written notice to each of the Participating Major Investors the (the “Overallotment Notice”), which shall set forth the number of shares of Preferred Holder stock not purchased and shall offer such Participating Major Investors the right to acquire such unsubscribed shares.

In the event that the Major Investors do not elect to purchase all of the Preferred Holder stock available the Preferred Holder shall promptly give written notice (the “Second Notice”) to the Company, which shall set forth the number of shares of Preferred Holder stock not purchased by the Major Investors and the Company shall then have the right, to purchase all or a portion of the Preferred Holder stock subject to the Second Notice on the same terms and conditions as set forth therein.

In the event the Major Investors and the Company fail to exercise their respective rights to purchase all of the Preferred Holder stock, then the Preferred Holder shall first deliver to the Company and each Major Investor written notice (the “Co-Sale Notice”) that each Major Investor shall have the right, exercisable upon written notice to such Preferred Holder with a copy to the Company within fifteen (15) days after receipt of the Co- Sale Notice, to participate in such Transfer of Preferred Holder stock on the same terms and conditions.

The Voting Agreement requires the Company, Helix LLC and the Purchaser to vote their respective shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock to among other things, elect or appoint at least one representative of the Series A Preferred Stock and one representative of the Series B Preferred Stock to the Board of Directors (the “Board”) and maintain such representation on the Board so long as the Series B Preferred Stock remains outstanding.

The above descriptions of the Purchase Agreement, Investor Rights Agreement, ROFR Agreement and Voting Agreement do not purport to be complete and are qualified in their entirety by the full text of the forms of such documents, which are attached as exhibits hereto and incorporated herein by reference.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Form of Series B Preferred Stock Certificate of Designations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 19, 2017)

10.1	Form of Series B Preferred Purchase Agreement *

10.2	Form of Investor Rights Agreement *

10.3	Form of Right of First Refusal and Co-Sale Agreement *

10.4	Form of Voting Agreement *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2017	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	May 22, 2017
Zachary L. Venegas	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul Hodges	Director	May 22, 2017
Paul Hodges