Form 10-K/A
period 2016-12-31
Helix TCS, Inc.
filed 2017-07-07
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $0.40 was $921,044. As of July 3, 2017, the registrant had 28,644,522 shares of its common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Helix TCS, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”), on April 17, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 to reflect corrections of the following (i) an error regarding the share count balance as of December 31, 2014, due to rounding performed for the 1 for 4 reverse stock split effective October 27, 2015; (ii) an error regarding the number of shares of common stock issued during the year ended December 31, 2015; and (iii) the omission of the issuance of 150,000 shares of common stock to a non-employee of the Company for services provided. Although the Company does not believe the errors identified above materially impacted the Company’s consolidated financial statements, the Company has, nevertheless, made the requisite corrections to the financial statements and related footnote disclosures and updated the Management Discussion and Analysis Section accordingly.

This Amendment No. 1 includes updated information to the preceding cover page, this explanatory note, the signature page and certifications required to be filed as exhibits to this Amendment. Additionally, changes were made to clarify certain disclosure in Items 1, 1A, 5, 7, Part III, Items 11, 12, 13 and Part IV. No other information included in the Original Filing on Form 10-K is amended by this Form 10-K/A.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K/A are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward- looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

Asset Acquisition

During March and April 2016, we acquired the assets of Revolutionary. Revolutionary was the founder and operator of Cannabase which aspired to be a wholesale marketplace for the legal cannabis industry. The assets acquired were development stage software, web addresses, and certain trademarks. We have transformed certain intangible assets into business lines that were not explored by Revolutionary prior to the transaction. Revolutionary’s revenue was generated primarily from wholesale brokerage commissions from transactions that were facilitated by the Cannabase platform.

Cannabase was a tradename used for an attempt to build an online community. There was virtually no revenue created from the prior to our acquisition of Revolutionary assets. The Company has and will continue to spend significant capital to attempt to develop this online community. The Company intends to do this by writing new software code, hiring salespeople, and opening into other states. Revolutionary was not scalable on a multi-regional basis due to it being limited to the legal cannabis industry which is operational in certain states. The revenues generated since the asset acquisition have been generated from an advertising business model that was not in effect at Revolutionary. Since only nominal revenues had been generated previous to the acquisition, and the Company has had to, and will continue to, invest substantial capital to transform the software assets acquired for use in a new business model.

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

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K/A or elsewhere. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

As of December 31, 2016, our control entity, Helix Opportunities, LLC (“Helix Opportunities”), and its officers and directors beneficially own approximately 23,705,322 shares of our common stock (83.1%). We have 28,533,411 outstanding shares of common stock as of December 31, 2016. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. This level of control may also have an adverse impact on the market value of our shares, as the control entity can institute or undertake transactions, policies or programs, that result in losses. In addition, they might not take steps to increase visibility and presence in the financial community and/or may sell sufficient numbers of shares to significantly decrease the appropriate price per share.

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

The shares of our common stock which were issued upon the conversion of our convertible debt securities were issued pursuant to the exemption from registration under Section 4(a)2 and Regulation D, as applicable, of the Securities Act and are deemed to be restricted securities for purposes of the Securities Act.

●	In February 2016, the Company issued 100,000 shares of restricted common stock to a third-party consultant that assisted the Company in fundraising efforts. Subsequently, in March 2016, the Company issued 100,000 shares of restricted common stock to the same third-party consultant.

●	In March 2016, the Company issued 150,000 shares of restricted common stock to a series of third-party consultants for consulting services rendered.

●	In March 2016, the Company issued 960,000 shares of restricted common stock to a Director of the Company per a subscription agreement for total proceeds of $150,000.

●	In March 2016, the Company issued 75,000 shares of restricted common stock in conjunction with the Revolutionary acquisition, which was accounted for as an asset acquisition.

●	In April 2016, the Company issued 714,286 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $250,000.

●	In April 2016, the Company issued 287,714 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

●	In April 2016, the Company issued 2,320,000 shares of restricted common stock in conjunction with the Revolutionary acquisition, which was accounted for as an asset acquisition.

●	In October 2016, the Company issued a total of 178,200 shares of restricted common stock to a series of third-party consultants that assisted the Company in fundraising efforts.

●	In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in conversion of a Note in the amount of $100,000. In addition, the Investor was issued 50,000 shares of restricted common stock per a new subscription agreement at $1.00 per restricted common share for total proceeds of $50,000.

●	In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in conversion of a Note in the amount of $100,000. In addition, the Investor was issued 50,000 shares of restricted common stock per a new subscription agreement at $1.00 per restricted common share for total proceeds of $50,000.

●	In December 2016, the Company issued 106,000 shares of restricted common stock to the Investor in conversion of a Note in the amount of $100,000. In addition, the Investor was issued 25,000 shares of restricted common stock per a new subscription agreement at $1.00 per restricted common share for total proceeds of $25,000.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

	For the Years Ended December 31,		Change
	2016 (Revised)	2015	Dollars (Revised)	Percentage (Revised)

Revenue	$2,121,600	$244,898	$1,876,702	766%
Cost of revenue	1,835,156	219,824	1,615,332	735%
Gross margin	286,444	25,074	261,370	1042%

Operating expenses	2,869,122	350,593	2,518,529	718%

Loss from operations	(2,582,678)	(325,519)	(2,257,159)	693%

Other (expense) income, net	(4,677,088)	9,564	(4,686,652)	-49003%

Net loss	$(7,259,766)	$(315,955)	$(6,943,811)	2198%

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

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2016 and 2015 were $2,869,122 and $350,593, respectively. The overall $2,518,529 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $368,436

●	Salaries and wages – $384,265

●	Professional and legal fees – $1,710,959

●	Depreciation and amortization – $54,869

The $368,436 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from a full year of business for the year ended December 31, 2016. The $384,265 increase in salaries and wages is a result of a significant increase in administrative headcount. The $1,710,959 increase in professional and legal fees resulted from costs associates with being a public company, along with a non-cash stock compensation expense for non-employees of $1,446,536. The $54,869 increase in depreciation and amortization was due to the acquisition of vehicles and certain intangible assets during 2016.

Other (Expense) Income, net

Other (expense) income, net consisted of changes in fair value of convertible note and convertible note – related party, interest expense, loss on fair value of liability of shares to be issued, loss on induced conversion of convertible note and loss on impairment of intangibles. Other (expense) income, net during the year ended December 31, 2016 and 2015 was ($4,677,088) and $9,564, respectively. The $4,686,652 increase in other expense was primarily attributable to a non-cash loss on induced conversion of convertible notes of ($2,830,143), non-cash loss on fair value of liability of shares to be issued of ($415,366) and non-cash loss on impairment of intangibles of ($1,278,323). The loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market.

Net Loss

For the foregoing reasons, we had a net loss of $7,259,766 for the year ended December 31, 2016, or $0.27 net loss per common share – basic and diluted, compared to net loss of $315,955 for the year ended December 31, 2015, or $0.20 net loss per common share – basic and diluted.

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

Summary of Cash Flows

	For the Years Ended December 31,
	2016	2015

Net cash used in operating activities	$(1,338,125)	$(475,927)
Net cash (used in) provided by investing activities	(194,959)	478,488
Net cash provided by financing activities	1,436,643	151,721

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2016 was $1,338,125. This included a net loss of $7,259,766, non-cash charge related to depreciation and amortization of $60,489, bad debt expense of $31,767, non-cash loss of $124,574 in regards to the fair value of convertible notes, non-cash loss of $2,830,143 in regards to the induced conversion of convertible notes, non-cash loss on impairment of intangibles of $1,278,323, non-cash loss on fair value of liability of shares to be issued of $415,366, non-cash loss on non-employee stock compensation expense of $1,446,536 and changes in accounts receivable, prepaid expenses, deposits, accounts payable and accrued expenses of $265,557. Net cash used in operating activities for the year ended December 31, 2015 was $475,927. This included a net loss of $315,955, non-cash gain of $9,564 in regards to the fair value of convertibles notes, non-cash charge related to depreciation of $5,620 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $156,028.

Net cash (used in) provided by investing activities. Net cash used in investing activities for the year ended December 31, 2016 was $194,959, which consisted of capital expenditures of $23,049 and cash payments pursuant to the Revolutionary asset acquisition of $171,910. Net cash provided by investing activities for the year ended December 31, 2015 was $478,488, which consisted of $512,737 regarding cash acquired pursuant to the Company’s reorganization and capital expenditures of $34,249.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 4, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017, although early adoption is permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2016 and 2015, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-22 of this report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.

Name	Position	Age
Zachary Venegas	Chief Executive Officer and Director	45
Paul Hodges	Director	62
Scott Ogur	Director	45

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

Scott Ogur, Director

Scott Ogur, CFA, combines over 20 years of experience, primarily in financial services following two years in public accounting. He has been involved in four financial services companies holding positions including Chief Financial Officer, Chief Investment Officer and managing director of private equity. Currently Mr. Ogur is the Chief Financial Officer and managing director of private equity for Spruce Investment Advisors, a position he has held since 2014. From 2012 through 2014, Mr. Ogur was the Chief Financial Officer for Beacon Mortgage. From 2009 to 2012, Mr. Ogur served as Chief Financial Officer for Algorithmic Trading Management, a company involved in developing trading algorithms for the financial services industry. From 2003 to 2009, Mr. Ogur served as Chief Investment Officer of Scimitar Global Ventures, a private investment firm founded by the Company’s Chief Executive Officer.   From 2016 through the present, Mr. Ogur has been a director of MetricStream, a governance, risk, and compliance software company. Mr. Ogur also serves as a board member for Independent Diplomat, a not-for-profit entity.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111, Attention: Corporate Secretary.

Legal Proceedings

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

						Non-Equity
						Incentive	All
Name and		Base		Stock	Option	Plan	Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zachary Venegas	2016	45,371	-	-	-	-	-	45,371
President /CEO, Director	2015	-	-	-	-	-	63,249	63,249

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

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 3, 2017 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of July 3, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 3, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Helix TCS, Inc., 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111

The following table assumes 28,644,522 shares are outstanding as of July 3, 2017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock	Number of Shares of Series A Preferred Stock Beneficially Owned (3)	Percentage Ownership of Series A Preferred Stock (3)	Number of Shares of Series B Preferred Stock Beneficially Owned	Percentage Ownership of Series B Preferred Stock
5% Beneficial Shareholders
RSF4, LLC (4)	-	0.0%	-	0.0%	7,318,084	100.0%
Officers and Directors
Zachary Venegas (1)(3)	22,711,000	79.3%	1,000,000	100.0%	-	0.0%
Scott Ogur (1)(3)	22,711,000	79.3%	1,000,000	100.0%	-	0.0%
Paul Hodges (2)	1,013,533	3.5%
Officers and Directors as a Group (3 persons)	23,724,533	82.8%

(1)	Mr. Venegas and Mr. Ogur each own 50% of Helix Opportunities, LLC.
(2)	Consists of 960,000 shares of Common Stock. Mr. Hodges is also the holder of an Unsecured Convertible Promissory Note which is convertible and into approximately 53,533 as of July 3, 2017.
(3)	Mr. Venegas and Mr. Ogur each own 50% of Helix Opportunities, LLC, which holds all 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock. The Series A Preferred Stock is equivalent to 60% of the outstanding voting capital of the Company on the day of such conversion or approximately 17,186,713 shares of Common Stock on an as converted basis as of June 18, 2017.
(4)	RSF4, LLC, a Delaware limited liability company. On May 17, 2017, the Company sold to RSF4, LLC, an aggregate of 7,318,084 shares of the Company Series B Preferred Stock (“Series B Preferred Stock) for the following consideration (i) the conversion of an outstanding note in the principal aggregate amount of $500,000 issued by the Company in favor of an affiliate of Purchaser into 1,540,649 shares of Series B Preferred Stock and (ii) $1,875,000 in cash for the issuance of 5,777,435 shares of the Company Series B Preferred Stock. Each share of Series B Preferred Stock has voting rights equivalent to one share of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Zachary L.Venegas, our Chief Executive Officer, director and Scott Ogur, director each own 50% of Helix Opportunities LLC.

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $76,500 as of December 31, 2016.

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (the “Note”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on the Note due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of the Note was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated the Note in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that the Note will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2016, the fair value of the liability was $274,574 and accordingly the Company recorded a charge regarding the change in fair value of $124,574 for the year ended December 31, 2016. The interest expense associated with the Five was $8,487 for the year ended December 31, 2016.

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder (Mr. Hodges) per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Acquisition Agreement between Helix TCS, LLC and Helix TCS, Inc.	10-12G	2.1	12/09/16
3.1	Articles of Incorporation of Jubilee4 Gold, Inc.	10-12G	3(i).1	12/09/16
3.2	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc.	10-12G	3(i).2	12/09/16
3.3	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. – Designation of Rights and Privileges Class A Proffered Stock	10-12G	3(i).3	12/09/16
3.4	By-Laws of Helix TCS, Inc.	10-12G	3(ii).1	12/09/16
10.1	Form of Convertible Promissory Note	10-12G	4.1	12/09/16
10.2	Asset Purchase Agreement dated April 11, 2016	10-12G	10.1	12/09/16
10.3	Form of Unsecured Promissory Note	8-K	10.1	02/16/17
10.4	Form of Secured Convertible Promissory Note	8-K/A	10.1	02/24/17
10.5	Annexes III and IV to the Securities Purchase Agreement	8-K/A	10.2	02/24/17
10.6	Fixed Secured Convertible Promissory Note - $25,000	8-K/A	10.3	02/24/17
10.7	Registration Rights Agreement	8-K/A	10.4	02/24/17
10.8	Investment Agreement	8-K/A	10.6	02/24/17
10.9	Subsidiary Guarantee	8-K/A	10.7	02/24/17
10.10	Common Stock Purchase Warrant	8-K/A	10.8	02/24/17
10.11	Security Agreement	8-K/A	10.9	02/24/17
10.12	Securities Purchase Agreement	8-K/A	10.10	02/24/17
10.13	Form of Equity Subscription Agreement	10-K	10.13	04/17/17
10.14	Form of Note Subscription Agreement	10-K	10.14	04/17/17
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2017	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	July 7, 2017
Zachary L. Venegas	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul Hodges	Director	July 7, 2017
Paul Hodges

/s/ Scott Ogur	Director	July 7, 2017
Scott Ogur

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 17, 2017

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016 (Revised)	December 31, 2015 (Revised)

ASSETS
Current assets:
Cash	$57,841	$154,282
Accounts receivable, net	257,974	94,779
Prepaid expenses	-	16,648
Total current assets	315,815	265,709

Property and equipment, net	55,600	54,357
Intangible assets, net	279,744	-
Deposits	20,290	20,008
Total assets	$671,449	$340,074

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$106,600	$2,256
Advances from related party	76,500	-
Deferred rent	4,243	-
Convertible note payable	470,000	-
Convertible note payable - related party	274,574	-
Obligation pursuant to acquisition	178,090	-
Total current liabilities	1,110,007	2,256

Long-term liabilities
Convertible notes payable, net of current portion	-	90,436
Total long-term liabilities	-	90,436

Total liabilities	1,110,007	92,692

Shareholders' equity (deficit):
Preferred stock (Class A), $.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2016 and 2015	1,000	1,000
Common stock; par value $0.001; 200,000,000 shares authorized; 28,533,411 shares issued and outstanding as of December 31, 2016; 23,203,211 shares issued and outstanding as of December 31, 2015	28,533	23,203
Additional paid-in capital	7,107,630	539,134
Accumulated deficit	(7,575,721)	(315,955)
Total shareholders' equity (deficit)	(438,558)	247,382
Total liabilities and shareholders' equity (deficit)	$671,449	$340,074

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016 (Revised)	2015
Revenue	$2,121,600	$244,898
Cost of revenue	1,835,156	219,824
Gross margin	286,444	25,074

Operating expenses:
General and administrative	530,580	162,144
Salaries and wages	466,411	82,146
Professional and legal fees	1,811,642	100,683
Depreciation and amortization	60,489	5,620
Total operating expenses	2,869,122	350,593

Loss from operations	(2,582,678)	(325,519)

Other (expense) income:
Change in fair value of convertible note	-	9,564
Change in fair value of convertible note - related party	(124,574)	-
Interest expense	(28,682)	-
Loss on fair value of liability of shares to be issued	(415,366)	-
Loss on induced conversion of convertible notes	(2,830,143)	-
Loss on impairment of intangibles	(1,278,323)	-
Other (expense) income, net	(4,677,088)	9,564

Net loss	$(7,259,766)	$(315,955)

Net loss per common share - basic and diluted	$(0.27)	$(0.20)

Weighted average common shares outstanding - basic and diluted	26,723,656	1,568,387

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)		Additional Paid-In	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014 (Revised)	977,180	$977	-	$-	$(977)	$-	$-

Issuance of common stock per share purchase agreement	2,225,000	2,225	-	-	49,475	-	51,700

Issuance of preferred stock (Class A) as part of reorganization	-	-	1,000,000	1,000	-	-	1,000

Issuance of common stock as part of reorganization	20,000,000	20,000	-	-	490,616	-	510,616

Issuance of common stock on the open market	1,031	1	-	-	20	-	21

Net loss	-	-	-	-	-	(315,955)	(315,955)

Balance at December 31, 2015 (Revised)	23,203,211	$23,203	1,000,000	$1,000	$539,134	$(315,955)	$247,382

Issuance of common stock per share purchase agreements	2,087,000	2,087	-	-	508,056	-	510,143

Issuance of common stock to non-employees	528,200	528	-	-	1,876,374	-	1,876,902

Issuance of common stock pursuant to acquisition	2,395,000	2,395	-	-	942,480	-	944,875

Issuance of common stock upon conversion of notes payable	320,000	320	-	-	3,141,729	-	3,142,049

Warrant issuance to related party	-	-	-	-	99,857	-	99,857

Net loss	-	-	-	-	-	(7,259,766)	(7,259,766)

Balance at December 31, 2016 (Revised)	28,533,411	$28,533	1,000,000	$1,000	$7,107,630	$(7,575,721)	$(438,558)

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016 (Revised)	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,259,766)	$(315,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,489	5,620
Bad debt expense	31,767	-
Change in fair value of convertible notes	124,574	(9,564)
Loss on fair value of liability of shares to be issued	415,366	-
Loss on induced conversion of convertible notes	2,830,143	-
Loss on impairment of intangibles	1,278,323	-
Non-employee stock compensation expense	1,446,536	-
Change in operating assets and liabilities:
Accounts receivable	(194,962)	(94,779)
Prepaid expenses	16,648	(17,218)
Deposits	(282)	(20,008)
Accounts payable and accrued expenses	(91,204)	(24,023)
Deferred rent	4,243	-
Net cash used in operating activities	(1,338,125)	(475,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired pursuant to reorganization	-	512,737
Purchase of property and equipment	(23,049)	(34,249)
Payments pursuant to acquisition	(171,910)	-
Net cash (used in) provided by investing activities	(194,959)	478,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	850,000	100,000
Proceeds from issuance of common stock pursuant to share purchase agreements	510,143	51,700
Proceeds from issuance of common stock on the open market	-	21
Advances from shareholders	76,500	-
Net cash provided by financing activities	1,436,643	151,721

Net change in cash	(96,441)	154,282

Cash, beginning of year	154,282	-

Cash, end of year	$57,841	$154,282

Supplemental disclosure of cash and non-cash transactions:
Common stock issued pursuant to reorganization stock issued for acquisition	$-	$511,616
Common stock issued pursuant to acquisition	$944,875	$-
Common stock issued pursuant to convertible notes payable	$3,142,049	$-

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Acquisition Agreement of Helix TCS, LLC was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Acquisition Agreement were replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. The historical information of the Helix TCS, Inc. is presented for comparative purposes. Helix TCS, LLC was formed in 2015 and therefore has no operations in prior year. Furthermore, effective, April 11, 2016 the Company acquired the assets of Revolutionary Software, LLC (see Note 6).

2.	Revision of Prior Period Financial Statements

The Company corrected certain immaterial errors in its financial statements contained herein. In accordance with ASC 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in these periods.

In October 2015, the Company’s stockholders’ and its Board of Directors approved a 1 for 4 reverse split of the Company’s common stock. The reverse split was effective on October 27, 2015. Prior to the reverse split the Company had 3,908,617 shares issued and outstanding. Upon further review and reconciliation of the Company’s transfer agent reports it was determined that due to rounding, the share count as of December 31, 2014 was understated by 26 shares of common stock. The balance at December 31, 2014 of common stock was originally reported at 977,154 and revised as 977,180.

During the year ended December 31, 2015, the Company issued common stock on the open market. Upon further review and reconciliation of the Company’s transfer agent reports it was determined that the share count was overstated by 56 shares of common stock. The total issuance of common stock on the open market for the year ended December 31, 2015 was originally reported as 1,087 shares of common stock and is being revised as 1,031.

Furthermore, during the year ended December 31, 2016, the Company issued 150,000 shares of restricted common stock to a third party for professional consulting services rendered that was not accounted for. The Company performed an evaluation of the 150,000 shares of restricted common stock and determined they should be accounted for in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees. The common stock issued to third parties for non-cash consideration were valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever was readily determinable. The 150,000 shares of restricted common stock resulted in additional professional and legal expense of $55,710 and increases in common stock and additional paid-in capital of $150 and $55,560, respectively.

The following table summarizes the effects of the revision as of and for the year ended December 31, 2016. The revision had no net effect on the cash flows of the Company.

	For the Year Ended December 31, 2016
	Previously Reported	Adjustments	Revised
Consolidated Balance Sheet
Common stock	$28,383	$150	$28,533
Additional paid-in capital	$7,052,070	$55,560	$7,107,630
Accumulated deficit	$(7,520,011)	$(55,710)	$(7,575,721)

Consolidated Statement of Operations
Professional and legal fees	$1,755,932	$55,710	$1,811,642
Net loss	$(7,204,056)	$(55,710)	$(7,259,766)

Consolidated Statement of Shareholders' Equity (Deficit)
Issuance of common stock to non-employees	$378	$150	$528

Consolidated Statement of Cash Flows
Non-employee stock compensation expense	$1,390,826	$55,710	$1,446,536

3.	Going Concern Uncertainty, Financial Condition and Management’s Plans

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

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado, and transforming the assets acquired from Revolutionary Software. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2017, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017.

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

4.	Summary of Significant Accounting Policies

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

Other (Expense) Income, net

Other (expense) income, net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, interest expense, loss on induced conversion of convertible notes and loss on impairment of intangibles.

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

The anti-dilutive shares of common stock outstanding for years ended December 31, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2016 (Revised)	2015 (Revised)
Potentially dilutive securities:
Convertible notes payable	96,822	1,412,429
Convertible preferred stock	17,120,047	13,921,927
Warrants	1,920,000	-

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

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

5.	Reverse Recapitalization

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

6.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month. As of December 31, 2016, the Company owed the initial seller $178,090.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of December 31, 2016, the Company owed the initial seller $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 9. Intangible Assets, Net.

7.	Prepaid Expenses

As of December 31, 2016 and 2015, prepaid expenses consisted of the following:

	December 31,
	2016	2015
Prepaid expenses	$-	$8,578
Prepaid insurance	-	8,070
Total prepaid expenses	$-	$16,648

8.	Property and Equipment, Net

At December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31,
	2016	2015
Furniture and equipment	$14,731	$59,977
Vehicles	68,295	-
Total	83,026	59,977
Less: Accumulated depreciation	(27,426)	(5,620)
Property and equipment, net	$55,600	$54,357

Depreciation expense for the years ended December 31, 2016 and 2015 was $21,806 and $5,620, respectively.

9.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2016:

			December 31, 2016
	Estimated Useful Life (Years)	Carrying Amount at December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See “Note 6”).

(2)	During the second quarter for the year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $38,683 and $0 for the years ended December 31, 2016 and 2015, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future Minimum Lease Payments
2017	$73,899
2018	76,020
2019	78,142
2020	80,263
2021	13,436
Total	$321,760

10.	Accounts Payable and Accrued Expenses

As of December 31, 2016 and 2015, accounts payable and accrued expenses consisted of the following:

	December 31,
	2016	2015
Accounts payable	$83,308	$2,256
Accrued expenses	14,805	-
Accrued interest	8,487	-
Total	$106,600	$2,256

11.	Convertible Notes Payable

	December 31,
	2016	2015
Note One, 7% convertible promissory note, unsecured, maturing December 31, 2017	$-	$90,436
Note Two, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Three, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Four, 0% convertible promissory note, unsecured, maturing November 1, 2016, net of debt discount for debt issuance costs	470,000	-
	470,000	90,436
Less: Current portion	(470,000)	-
Long-term portion	$-	$90,436

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

12.	Related Party Transactions

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

A summary of warrant activity is as follows:

December 31, 2016
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of year	-	$-

Warrants granted	1,920,000	$0.16

Balance at end of year	1,920,000	$0.16

13.	Shareholders’ Equity (Deficit)

Reverse Split (Revised)

In October 2015, the Company’s shareholders and its Board of Directors approved a 1 for 4 reverse split of the Company’s common stock. The reverse split was effective on October 27, 2015. Prior to the reverse split the Company had 3,908,617 shares issued and outstanding, post-split the Company had 977,180 shares issued and outstanding.

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

Common Stock (Revised)

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

In November 2015, the Company issued 1,031 shares of its common stock for $21.

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

In March 2016, the Company issued 75,000 shares of restricted common stock in conjunction with the asset acquisition as disclosed in Note 6.

In March 2016, the Company issued 150,000 shares of restricted common stock to a series of third-party consultants for consulting services rendered.

In April 2016, the Company issued 714,286 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $250,000.

In April 2016, the Company issued 287,714 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

In April 2016, the Company issued 2,320,000 shares of restricted common stock in conjunction with the asset acquisition as disclosed in Note 6.

In October 2016, the Company issued a total of 178,200 shares of restricted common stock to a series of third-party consultants that assisted the Company in fundraising efforts.

In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note One in conjunction with a conversion of Note One. In addition, The Investor in Note One was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000 (see Note 12).

In December 2016, the Company issued 107,000 shares of restricted common stock to the Investor in Note Two in conjunction with a conversion of Note Two. In addition, The Investor in Note Two was issued 50,000 shares of restricted common stock per a subscription agreement for total proceeds of $50,000 (see Note 12).

In December 2016, the Company issued 106,000 shares of restricted common stock to the Investor in Note Three in conjunction with a conversion of Note Three. In addition, The Investor in Note Three was issued 25,000 shares of restricted common stock per a subscription agreement for total proceeds of $25,000 (see Note 12).

14.	Income Taxes

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

15.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating leases amount to $78,962 and $14,728 during the years ended December 31, 2016 and 2015, respectively.

Future minimum payments of the Company’s operating lease are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2017	$73,899
2018	76,020
2019	78,142
2020	80,263
2021	13,436
Total	$321,760

16.	Subsequent Events

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

On May 17, 2017, the Company entered into that certain Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Helix Opportunities, LLC (the “Majority Stockholder”), and RSF4, LLC, a Delaware limited liability company (the “Purchaser” or “Investor”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser an aggregate of 7,318,084 shares of the Company Series B Preferred Stock for the following consideration (i) the conversion of an outstanding note in the principal aggregate amount of $500,000 issued by the Company in favor of an affiliate of Purchaser into 1,540,649 shares of Series B Preferred Stock and (ii) $1,875,000 in cash for the issuance of 5,777,434 shares of the Company Series B Preferred Stock. In accordance with the terms of the Purchase Agreement, the Company, the Majority Stockholder, and the Investor also entered into (i) an Investors Rights Agreement (the “Investors Rights Agreement”), (ii) a Right of First Refusal and Co- Sale Agreement (the “ROFR Agreement”), and (iii) a Voting Agreement (the “Voting Agreement” together with the Purchase Agreement, Investor Rights Agreement and ROFR Agreement the “Transaction Documents”). Pursuant to the terms of the Transaction Documents the Company and the Majority Stockholder covenanted to effectuate the amendment and restatement of the Certificates of Designations of Rights and Privileges of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) and to designate the new terms, rights, preferences, privileges, qualifications, limitations and restrictions of the Company’s Series A Preferred Stock (the “Amended and Restated Series A Preferred Certificate of Designations”).

On June 2, 2017, Helix TCS, Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Security Grade Protective Services, LTD. ("Security Grade"), and the following members of Security Grade, each, an individual: Derek Porter, David Beckett, Guy Cerasoli, David Keyes, Ryan Shields, and Mark Mergo (such members, collectively, the “Sellers”).

Pursuant to the Purchase Agreement, upon the closing of the Purchase Agreement (the “Closing”), which took place on June 2, 2017 (the “Closing Date”), the Company purchased from Sellers 100% of the membership interests of Security Grade, comprised of both Class A and Class B Units (collectively the “Units”), in exchange for the following (collectively, the “Purchase Price”):

(i) Cash consideration to be allocated among the Sellers pro rata in accordance with their ownership and the terms of the Purchase Agreement (the “Cash Consideration”), paid pursuant to the following schedule:

(a)	$800,000 due at Closing

(b)	$800,000 due sixty (60) days following the Closing Date; and

(c)	$500,372.52 due nine (9) months following the Closing Date;

(ii) options to purchase 207,427 shares of the Company’s common stock at a strike price of $0.001, to be allocated to the Sellers on the Closing Date (the “Initial Options”); and

(iii) additional options to purchase an additional 207,427 shares of the Company’s common stock, par value $0.001, at a strike price of $0.001, to be allocated to the Sellers sixty one days after closing, subject to no material customer identified in the Purchase Agreement terminating its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the sixtieth (60th) day following the Closing Date (the “Future Options”, and, together with the Initial Options, the “Options”).

All of the Options have a term of 36 months and vest within one year of the Closing Date and are subject to reduction and or forfeiture in the event of termination, cancellation or default of any contract with one or more Material Customers (as defined in the Purchase Agreement) within the first sixty (60) days following the Closing Date, as more fully described in the Purchase Agreement.

