Form 10-Q/A
period 2017-03-31
Helix TCS, Inc.
filed 2017-07-07
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Helix TCS, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to its quarterly report on Form 10-Q for the period ended March 31, 2017, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 22, 2017 (the "Original Filing”). The Company is filing this Amendment No. 1 to reflect corrections of the following (i) an error regarding the share count balance as of December 31, 2014, due to rounding performed for the 1 for 4 reverse stock split effective October 27, 2015; (ii) an error regarding the number of shares of common stock issued during the year ended December 31, 2015; (iii) the omission of the issuance of 150,000 shares of common stock to a non-employee of the Company for services provided; and (iv) the Weighted Average Common Shares Outstanding – basic and diluted for the three months ending March 31, 2017 was incorrectly stated which led to the Net Loss per Common Share – basic and diluted being overstated. Although the Company does not believe the errors identified above materially impacted the Company’s consolidated financial statements, the Company has, nevertheless, made the requisite corrections to the financial statements and related footnote disclosures and updated the Management Discussion and Analysis Section accordingly. This Amendment No. 1 only amends information in Part 1, Item 1 and Item 2. All other information and items as presented in the Original Filing and as included herein are unchanged. Except for the foregoing, this Amendment No. 1 does not amend, update or change any other information presented in the Original Filing. This Amendment No. 1 also includes updated information of the preceding cover page, this explanatory note, the signature page and certifications required to be filed as exhibits to this Amendment.

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(REVISED)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$84,247	$57,841
Accounts receivable, net	273,558	257,974
Total current assets	357,805	315,815

Property and equipment, net	69,067	55,600
Intangible assets, net	266,323	279,744
Deposits	20,735	20,290
Total assets	$713,930	$671,449

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$131,275	$106,600
Advances from related party	81,500	76,500
Deferred rent	5,127	4,243
Convertible notes payable, net of discount	564,286	470,000
Convertible note payable - related party	286,985	274,574
Promissory notes	255,000	-
Obligation pursuant to acquisition	157,258	178,090
Total current liabilities	1,481,431	1,110,007

Total liabilities	1,481,431	1,110,007

Shareholders' equity:
Preferred stock (Class A), $0.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2017 and December 31, 2016	1,000	1,000
Common stock; par value $0.001; 200,000,000 shares authorized; 28,533,411 shares issued and outstanding as of March 31, 2017; 28,533,411 shares issued and outstanding as of December 31, 2016	28,533	28,533
Additional paid-in capital	12,246,357	7,107,630
Accumulated deficit	(13,043,391)	(7,575,721)
Total shareholders' deficit	(767,501)	(438,558)
Total liabilities and shareholders' deficit	$713,930	$671,449

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED AND REVISED)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$691,737	$380,592
Cost of revenue	610,203	375,186
Gross margin	81,534	5,406

Operating expenses:
General and administrative	177,981	59,697
Salaries and wages	161,732	107,199
Professional and legal fees	128,709	110,182
Depreciation and amortization	21,627	7,672
Total operating expenses	490,049	284,750

Loss from operations	(408,515)	(279,344)

Other expenses:
Gain on fair value of liability of shares to be issued	-	25,000
Loss on extinguishment of debt	(4,611,395)	-
Change in fair value of convertible note - related party	(12,411)	-
Interest expense	(435,349)	(4,986)
Other expenses	(5,059,155)	20,014

Net loss	$(5,467,670)	$(259,330)

Net loss per common share - basic and diluted	$(0.19)	$(0.01)

Weighted average common shares outstanding - basic and diluted	28,533,411	23,524,630

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

(UNAUDITED AND REVISED)

	Common Stock		Preferred Stock (Class A)		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016 (Revised)	28,533,441	$28,533	1,000,000	$1,000	$7,107,630	$(7,575,721)	$(438,558)

Warrant issuances to investors	-	-	-	-	22,000	-	22,000
							-
Beneficial conversion feature on convertible debt	-	-	-	-	535,332	-	535,332
							-
Reacquisition price of convertible debt	-	-	-	-	4,581,395	-	4,581,395

Net loss	-	-	-	-	-	(5,467,670)	(5,467,670)

Balance at March 31, 2017 (Revised)	28,533,441	$28,533	1,000,000	$1,000	$12,246,357	$(13,043,391)	$(767,501)

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016 (Revised)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,467,670)	$(259,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,865	7,672
Change in fair value of convertible note - related party	12,411	-
Gain on fair value of liability of shares to be issued	-	(25,000)
Loss on beneficial conversion feature	390,666	-
Loss on extinguishment of debt	4,611,395	-
Non-employee stock compensation expense	-	150,710
Change in operating assets and liabilities:
Accounts receivable	(15,585)	(81,396)
Prepaid expenses	-	13,089
Deposits	(445)	8
Accounts payable and accrued expenses	24,675	4,643
Deferred rent	884	-
Net cash used in operating activities	(384,804)	(189,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,625)	(2,176)
Payments pursuant to acquisition	(20,832)	(50,000)
Net cash used in investing activities	(40,457)	(52,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	191,667	250,000
Proceeds from issuance of common stock	-	150,000
Proceeds from promissory notes	255,000	-
Advances from shareholders	5,000	-
Net cash provided by financing activities	451,667	400,000

Net change in cash	26,406	158,220

Cash, beginning of period	57,841	154,282

Cash, end of period	$84,247	$312,502

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND REVISED)

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

In October 2015, the Company’s shareholders’ and its Board of Directors approved a 1 for 4 reverse split of the Company’s common stock. The reverse split was effective on October 27, 2015. Prior to the reverse split the Company had 3,908,617 shares issued and outstanding. Upon further review and reconciliation of the Company’s transfer agent reports it was determined that due to rounding, the share count as of December 31, 2014 was understated by 26 shares of common stock. The balance at December 31, 2014 of common stock was originally reported at 977,154 and revised as 977,180.

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

Furthermore, during the year ended December 31, 2016, specifically the three months ended March 31, 2016, the Company issued 150,000 shares of restricted common stock to a third party for professional consulting services rendered that was not accounted for. The Company performed an evaluation of the 150,000 shares of restricted common stock and determined they should be accounted for in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees. The common stock issued to third parties for non-cash consideration were valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever was readily determinable. The 150,000 shares of restricted common stock resulted in additional professional and legal expense of $55,710 and increases in common stock and additional paid-in capital of $150 and $55,560, respectively.

Additionally, it was determined that the Weighted Average Common Shares Outstanding – basic and diluted for the three months ending March 31, 2017 was incorrectly stated on the Consolidated Statements of Operations in the original Form 10-Q filing. This error resulted in the Weighted Average Common Shares Outstanding – basic and diluted being understated by 1,923,185 shares and the Net Loss per Common Share – basic and diluted being overstated by $.02.

Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s amended audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Amended Fiscal 2016 Annual Report on Form 10-K/A, filed with the SEC on July 7, 2017. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the revision in the comparative prior quarter and year-to-date periods.

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet as of March 31, 2017
Common stock	$28,383	$150	$28,533
Additional paid-in capital	$12,190,797	$55,560	$12,246,357
Accumulated deficit	$(12,987,681)	$(55,710)	$(13,043,391)

Condensed Consolidated Balance Sheet as of December 31, 2016
Common stock	$28,383	$150	$28,533
Additional paid-in capital	$7,052,070	$55,560	$7,107,630
Accumulated deficit	$(7,520,011)	$(55,710)	$(7,575,721)

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017
Net loss per common share - basic and diluted	$(.21)	$.02	$(.19)
Weighted average common shares outstanding - basic and diluted	26,610,226	1,923,185	28,533,411

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016
Professional and legal fees	$54,472	$55,710	$110,182
Net loss	$(203,620)	$(55,710)	$(259,330)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016
Non-employee stock compensation expense	$95,000	$55,710	$150,710

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

The Company plans to generate positive cash flow from its recently-completed asset acquisition to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current shareholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

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

Other Expenses

Other expenses, net consisted of loss on extinguishment of debt, the change in fair value of convertible note – related party and interest expense.

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

Subsequent Measurement – Financial instruments classified as liabilities

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those items.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for three months ended March 31, 2017 and March 31, 2016 were as follows:

	For the Three Months Ended March 31,
	2017 (Revised)	2016
Potentially dilutive securities:
Convertible notes payable	188,820	1,685,935
Convertible preferred stock	17,120,047	-
Warrants	1,945,000	1,920,000

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company currently is in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company currently is in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Although the Company cannot anticipate future goodwill impairment, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact on the Company’s financial statements. The current accounting policies and procedures are not anticipated to change, except for the elimination of the Step 2 analysis. The Company currently is in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

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

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 7. Intangible Assets, Net.

6.	Property and Equipment, Net

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Furniture and equipment	$16,332	$14,731
Vehicles	88,367	68,295
Total	104,699	83,026
Less: Accumulated depreciation	(35,632)	(27,426)
Property and equipment, net	$69,067	$55,600

Depreciation expense for the three months ended March 31, 2017 and 2016 was $8,206 and $7,672, respectively.

7.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of March 31, 2017 and December 31, 2016:

	Estimated	Carrying Amount at	December 31, 2016
	Useful Life (Years)	December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

		March 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In-process software	5	$-	$-	$-
Database	5	93,427	(18,135)	75,292
Trade names	10	100,000	(9,705)	90,295
Web addresses	5	125,000	(24,264)	100,736
		$318,427	$(52,104)	$266,323

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See Note 5).
(2)	During the second quarter for the year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $13,421 and $0 for the three months ended March 31, 2017 and 2016, respectively.

8.	Accounts Payable and Accrued Expenses

As of March 31, 2017 and December 2016, accounts payable and accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accounts payable	$88,263	$83,308
Accrued expenses	34,527	14,805
Accrued interest	8,485	8,487
Total	$131,275	$106,600

9.	Convertible Notes Payable

	March 31, 2017	December 31, 2016
Note One, 7% convertible promissory note, unsecured, maturing December 31, 2017	$-	$-
Note Two, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Three, 7% convertible promissory note, unsecured, maturing December 31, 2017	-	-
Note Four, 0% convertible promissory note, unsecured, maturing November 1, 2016, net of debt discount for debt issuance costs	-	470,000
Note Five, 10% convertible promissory note, fixed secured, maturing September 12, 2017, net of debt discount for debt issuance costs, warrants and beneficial conversion feature	39,286	-
Note Six, 10% convertible promissory note, fixed secured, maturing September 13, 2017	25,000	-
Amended Note, 0% convertible promissory note, unsecured, maturing June 1, 2017	500,000	-
	564,286	470,000
Less: Current portion	(564,286)	(470,000)
Long-term portion	$-	$-

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded gain in regards to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”).Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”) (See Note 14). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The interest expense associated with Note One was $0 and $1,745 for the three months ended March 31, 2017 and 2016, respectively.

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”) (See Note 14). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The interest expense associated with Note Two was $0 and $1,745 for the three months ended March 31, 2017 and 2016, respectively.

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amended Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”) (See Note 14). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. The interest expense associated with Note Three was $0 and $921 for the three months ended March 31, 2017 and 2016.

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

On March 31, 2017, the First Amendment to Note Four (the “Amended Note”) was entered by the Company and the Holder. In the absence of a Company Event of Default or Holder Event of Default, Amended Note is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than June 1, 2017. The Amended Note had the following conversion features:

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

The company recorded a debt discount relating to the warrants issued in the amount of $22,000 based on the relative fair values of Note 5 without the warrants and the warrants themselves at the effective date of Note Five. The additional $16,666 retained by the Third Investor for due diligence and legal bills for the transaction will be recorded as a debt discount. The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $183,333. Therefore, the debt discount related to the Beneficial Conversion Feature was in the amount of $144,666. The excess value of the Beneficial Conversion Feature discount was recognized as a loss in earnings and recorded as an interest expense in the amount of $390,666 and will be amortized through Maturity of Note Five.

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

The Company evaluated Note Six in accordance with ASC 815 to determine if the conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the conversion feature did not meet the requirements for bifurcation pursuant to ASC 815. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception and determined that Note Six did not have a beneficial conversion feature. As a result, the Company recorded the conventional convertible note as a debt instrument in its entirety. The interest expense associated with Note Six was $536 for the period ended March 31, 2017.

10.	Related Party Transactions

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

A summary of warrant activity is as follows:

March 31, 2017
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of period	1,920,000	$0.16

Warrants granted	25,000	$1.00

Balance at end of period	1,945,000	$0.18

11.	Promissory Notes

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. As of March 31, 2017 and December 31, 2016, the Company had $180,000 and $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,016 and $0 for the three months ended March 31, 2017 and 2016.

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. As of March 31, 2017 and December 31, 2016, the Company had $75,000 and $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,791 and $0 for the three months ended March 31, 2017 and 2016.

12.	Shareholders’ Deficit

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

15.	Subsequent Events

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

The Series B Preferred shall vote together with the Common Stock and all other classes and series of stock of the Company as a single class on all actions to be taken by the shareholders of the Company including, but not limited to, actions amending the Certificate of Incorporation of the Company to increase the number of authorized shares of the Common Stock. Each holder of shares of the Series B Preferred shall be entitled to the number of votes equal to the number of shares of the Common Stock into which such shares of the Series B Preferred are then convertible. For so long as any the shares of the Series B Preferred remain outstanding, in addition to any other vote or consent required by the Company’s Certificate of Incorporation or bylaws, the vote or written consent of the holders of at least a majority of the outstanding shares of the Series B Preferred, voting or consenting together as a separate class, shall be necessary for authorizing, effecting or validating certain transactions as further described in the Certificate of Designations.

Additionally, the Series B Preferred holders may elect a Director to sit on the Company’s Board of Directors.

On May 17, 2017, the Company entered into that certain Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, Helix Opportunities, LLC, a Delaware limited liability company (“Helix LLC”), and RSF4, LLC, a Delaware limited liability company (the “Purchaser” or “Rose Capital”). Pursuant to the Purchase Agreement, the Company sold to the Purchaser an aggregate of 7,318,084 shares of the Company Series B Preferred Stock (“Series B Preferred Stock”) for the following consideration (i) the conversion of an outstanding note in the principal aggregate amount of $500,000 and (ii) $1,875,000 in cash. In accordance with the terms of the Purchase Agreement, the Company, Helix LLC, and the Investor also entered into (i) an Investors Rights Agreement (the “Investors Rights Agreement”), (ii) a Right of First Refusal and Co- Sale Agreement (the “ROFR Agreement”), and (iii) a Voting Agreement (the “Voting Agreement”). In connection with the additional investment, the Company paid off promissory notes with an outstanding balance of $255,000 held by the Purchaser (See Note 12).

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

On June 2, 2017, Helix TCS, Inc. the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among the Company, Security Grade Protective Services, LTD. (“Security Grade”), and the following members of Security Grade, each, an individual: Derek Porter, David Beckett, Guy Cerasoli, David Keyes, Ryan Shields, and Mark Mergo (such members, collectively, the “Sellers”).

Pursuant to the Purchase Agreement, upon the closing of the Purchase Agreement (the “Closing”), which took place on June 2, 2017 (the “Closing Date”), the Company purchased from Sellers 100% of the membership interests of Security Grade, comprised of both Class A and Class B Units (collectively the “Units”), in exchange for the following (collectively, the “Purchase Price”):

(iii)	Cash consideration to be allocated among the Sellers pro rata in accordance with their ownership and the terms of the Purchase Agreement (the “Cash Consideration”), paid pursuant to the following schedule:

(a)	$800,000 due at Closing

(b)	$800,000 due sixty (60) days following the Closing Date; and

(c)	$500,372.52 due nine (9) months following the Closing Date;

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2016, as filed on July 7, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Helix”, the “Company”, “we”, “us”, and “our” refer to Helix TCS, Inc.

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

	For the Three Months Ended March 31,		Change
	2017	2016 (Revised)	Dollars	Percentage
Revenue	$691,737	$380,592	$311,145	82%
Cost of revenue	610,203	375,186	235,017	63%
Gross margin	81,534	5,406	76,128	1408%

Operating expenses	490,049	284,750	205,299	72%

Loss from operations	(408,515)	(279,344)	(129,171)	46%

Other (expense) income, net	(5,059,155)	20,014	(5,079,169)	-25378%

Net loss	$(5,467,670)	$(259,330)	$(5,208,340)	2008%

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

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2017 and 2016 were $490,049 and $284,750 respectively. The overall $205,299 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $118,284

●	Salaries and wages – $54,533

●	Professional and legal fees – $18,527

●	Depreciation and amortization – $13,955

The $118,284 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $54,533 increase in salaries and wages resulted from a significant increase in administrative headcount. The $18,527 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $13,955 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business and amortization of debt discounts.

Other (Expense) Income

Other (expense) income, net consisted of gain on the change of fair value of liability of shares to be issued, loss on extinguishment of debt, change in the fair value of convertible note – related party, and interest expense. Other (expense) income, net during the three months ended March 31, 2017 and 2016 was ($5,059,155) and $20,014 respectively. The ($5,079,169) decrease in other (expense) income was primarily attributable to a gain on fair value of liability of shares to be issued of $25,000, loss on extinguishment of debt of ($4,611,395), change of fair value of convertible note – related party of ($12,411) and interest expense of $430,363. The gain on fair value of liability of shares to be issued related to issuance of shares recorded as nonemployee stock compensation, the loss on extinguishment was a one-time non-cash charge based on an amended convertible note and the interest expense was due to a beneficial conversion feature relating to a convertible note.

Net Loss

For the foregoing reasons, we had a net loss of $5,467,670 for the three months ended March 31, 2017, or $0.19 net loss per common share – basic and diluted, compared to net loss of $259,330 for the three months ended March 31, 2016, or $0.01 net loss per common share – basic and diluted.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2017	December 31, 2016	Change
Current assets	$357,805	$315,815	$41,990
Current liabilities	1,481,431	1,110,007	371,424
Working capital	$(1,123,626)	$(794,192)	$(329,434)

As of March 31, 2017, and December 31, 2016, we had a cash balance of $84,247 and $57,841, respectively.

Summary of Cash Flows.

	For the Three Months Ended March 31,
	2017	2016 (Revised)

Net cash used in operating activities	$(384,804)	$(189,604)
Net cash used in investing activities	(40,457)	(52,176)
Net cash provided by financing activities	451,667	400,000

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2017 was $384,804. This included a net loss of $5,467,670, non-cash charge related to depreciation and amortization of $58,865, non-cash gain of $12,411 in regard to the change in fair value of convertible notes, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395 and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $9,529. Net cash used in operating activities for the three months ended March 31, 2016 was $189,604. This included a net loss of $259,330, non-cash gain of $25,000 on the fair value of liability of shares to be issued, non-cash non-employee stock compensation expense of $150,710, non-cash charge related to depreciation of $7,672 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $63,656.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on July 7, 2017 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on April 17, 2017.

Related Party Transactions

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $81,500 as of March 31, 2017.

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note 5”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Five due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Five was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2017, the fair value of the liability was $286,985 and accordingly the Company recorded a charge regarding the change in fair value of $12,411 for the three months ended.

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

ITEM 1A. Risk Factors

As of the date of this Report, there have been no material changes in the risk factors previously included in Item 1A- “Risk Factors,” in our Annual Report on form 10-K/A for the fiscal year end December 31, 2016.

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

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Form of Series B Preferred Stock Certificate of Designations (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 19, 2017)

10.1	Form of Series B Preferred Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 22, 2017)

10.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 22, 2017)

10.3	Form of Right of First Refusal and Co-Sale Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 22, 2017)

10.4	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q May 22, 2017)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

