Form 10-Q
period 2017-06-30
Helix TCS, Inc.
filed 2017-08-21
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, the registrant had 29,785,697 shares of its common stock, par value $0.001 per share, outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$512,997	$57,841
Accounts receivable, net	532,226	257,974
Costs & earnings in excess of billings	96,898	-
Total current assets	1,142,121	315,815

Property and equipment, net	135,235	55,600
Intangible assets, net	3,388,948	279,744
Goodwill	664,329	-
Deposits	29,829	20,290
Total assets	$5,360,462	$671,449

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	296,696	106,600
Advances from related parties	105,000	76,500
Billings in excess of costs	23,967	-
Deferred rent	5,766	4,243
Notes payable, current portion	12,768	-
Obligation pursuant to acquisitions	1,431,591	178,090
Convertible notes payable, net of discounts	522,821	470,000
Convertible note payable - related party	230,878	274,574
Contingent consideration	881,379	-
Obligation to issue warrants	1,963,924	-
Total current liabilities	5,474,790	1,110,007

Long-term liabilities:
Notes payable, net of current portion	53,087	-
Total long-term liabilities	53,087	-

Total liabilities	$5,527,877	$1,110,007

Shareholders’ deficit:
Series A convertible preferred stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding as of June 30, 2017 and December 31, 2016	1,000	1,000
Series B convertible preferred stock, $0.001 par value, 9,000,000 shares authorized; 7,318,084 shares issued and outstanding as of June 30, 2017; 0 shares issued and outstanding as of December 31, 2016	7,318	-
Common stock; par value $0.001; 200,000,000 shares authorized; 28,644,522 shares issued and outstanding as of June 30, 2017; 28,533,411 shares issued and outstanding as of December 31, 2016	28,644	28,533
Additional paid-in capital	15,264,014	7,107,630
Accumulated deficit	(15,468,391)	(7,575,721)
Total shareholders’ deficit	(167,415)	(438,558)
Total liabilities and shareholders’ deficit	$5,360,462	$671,449

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,015,662	$484,736	$1,707,399	$865,328
Cost of revenue	768,132	326,402	1,378,335	701,588
Gross margin	247,530	158,334	329,064	163,740

Operating expenses:
Selling, general and administrative	202,849	147,064	380,830	206,761
Salaries and wages	125,206	161,997	286,938	269,196
Professional and legal fees	252,151	45,829	380,860	156,011
Depreciation and amortization	76,783	16,190	98,410	23,862
Total operating expenses	656,989	371,080	1,147,038	655,830

Loss from operations	(409,459)	(212,746)	(817,974)	(492,090)

Other income (expense), net:
Change in fair value of liability of shares to be issued	-	(15,000)	-	10,000
Change in fair value of obligation to issue warrants	(124,791)	-	(124,791)	-
Change in fair value of convertible notes	(353,000)	(23,122)	(353,000)	(219,129)
Change in fair value of convertible note - related party	56,107	(11,559)	43,696	(199,857)
Change in fair value of contingent consideration	35,264	-	35,264	-
Loss on extinguishment of debt	-	-	(4,611,395)	-
Loss on induced conversion of convertible note	(1,503,876)	-	(1,503,876)	-
Loss on impairment of intangible assets	-	(1,278,323)	-	(1,278,323)
Interest expense	(125,245)	(9,081)	(560,594)	(14,067)
Other income (expense), net	(2,015,541)	(1,337,085)	(7,074,696)	(1,701,376)

Net loss	$(2,425,000)	$(1,549,831)	$(7,892,670)	$(2,193,466)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(3,155,887)	-	(3,155,887)	-

Net loss attributable to common shareholders	$(5,580,887)	$(1,549,831)	$(11,048,557)	$(2,193,466)

Net loss per share attributable to common shareholders - basic and diluted	$(0.20)	$(0.06)	$(0.39)	$(0.57)

Weighted average common shares outstanding - basic and diluted	28,598,843	26,315,259	28,566,127	3,824,590

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016 (Revised)	28,533,411	$28,533	1,000,000	$1,000	-	-	$7,107,630	$(7,575,721)	$(438,558)

Beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	-	-	3,155,887	-	3,155,887

Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	-	-	-	-	(3,155,887)	-	(3,155,887)

Issuance of Series B preferred shares	-	-	-	-	7,318,084	5,777	1,869,223	-	1,875,000

Cost of issuance of Series B preferred shares	-	-	-	-	-	-	(1,941,633)	-	(1,941,633)

Stock options issued pursuant to acquisition consideration	-	-	-	-	-	-	916,643	-	916,643

Induced conversion of convertible debt	-	-	-	-	-	1,541	2,002,335	-	2,003,876

Issuance of common stock per share purchase agreements	111,111	111	-	-	-	-	99,889	-	100,000

Warrant issuances to investors	-	-	-	-	-	-	93,200	-	93,200

Beneficial conversion feature on convertible debt	-	-	-	-	-	-	535,332	-	535,332

Reacquisition price of convertible debt	-	-	-	-	-	-	4,581,395	-	4,581,395
								.
Net loss	-	-	-	-	-	-	-	(7,892,670)	(7,892,670)

Balance at June 30, 2017	28,644,522	$28,644	1,000,000	$1,000	7,318,084	$7,318	$15,264,014	$(15,468,391)	$(167,415)

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,892,670)	$(2,193,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,410	23,862
Amortization of debt discounts	185,087	-
Change in fair value of liability of shares to be issued	-	(10,000)
Change in fair value of obligation to issue warrants	124,791	-
Change in fair value of convertible notes	353,000	219,129
Change in fair value of convertible note - related party	(43,696)	199,857
Change in fair value of contingent consideration	(35,264)	-
Loss on extinguishment of debt	4,611,395	-
Loss on induced conversion of convertible note	1,503,876	-
Loss on impairment of intangible assets	-	1,278,323
Loss on beneficial conversion feature of convertible note	390,666	-
Non-employee stock compensation expense	-	150,710
Change in operating assets and liabilities:
Accounts receivable	(220,460)	(104,650)
Prepaid expenses	-	15,766
Deposits	(5,659)	-
Accounts payable and accrued expenses	113,005	65,187
Deferred rent	1,523	-
Net cash used in operating activities	(815,996)	(355,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,814)	(2,231)
Payments for business combination, net of cash acquired	(785,863)	-
Payments for asset acquisition	(46,872)	(448,998)
Net cash used in investing activities	(855,549)	(451,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	60,500	-
Payments pursuant to advances from related parties	(32,000)	-
Payments pursuant to notes payable	(3,466)	-
Proceeds from the issuance of convertible notes payable	229,167	200,000
Proceeds from the issuance of convertible note payable - related party	-	150,000
Proceeds from the issuance of a promissory note	255,000	-
Proceeds from the issuance of common stock	100,000	385,143
Proceeds from the issuance of Series B convertible preferred stock	1,517,500	-
Net cash provided by financing activities	2,126,701	735,143

Net change in cash	455,156	(71,368)

Cash, beginning of period	57,841	154,282

Cash, end of period	$512,997	$82,914

Supplemental disclosure of cash and non-cash transactions:
Financing of property and equipment purchases	$52,082	$-
Common stock issued pursuant to asset acquisition	$-	$944,875
Cost of issuance of Series B preferred shares	$(1,941,633)	$-
Stock options issued pursuant to acquisition consideration	$916,643	$-
Warrant issuances to investors	$93,200	$-
Reacquisition price of convertible debt	$4,581,395	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Helix TCS, Inc. (the “Company” or “Helix”) was incorporated in Delaware on March 13, 2014. Pursuant to the acquisition of the assets of Helix TCS, LLC, as discussed below, the Company changed its name from Jubilee4 Gold, Inc. to Helix TCS, Inc. effective October 25, 2015.

Effective October 25, 2015, the Company entered into an acquisition and exchange agreement with Helix TCS LLC. The transaction contemplated under the Agreement closed on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

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

On April 11, 2016, the Company acquired the assets of Revolutionary Software, LLC (“Revolutionary”) (see Note 6). Furthermore, on June 2, 2017, the Company entered into a Membership Interest Purchase Agreement in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. The merger was accounted for as a business combination in accordance with ASC 805 (see Note 5).

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

During the year ended December 31, 2016 the Company issued three Unsecured Convertible Promissory Notes to three individual investors referred to as Note One, Note Two and Note Three (collectively “the Notes”) The Notes were initially measured at fair value pursuant to ASC 480, Distinguishing Liabilities from Equity and subsequently measured at fair value with changes in fair value recognized in earnings. All Notes were converted into common stock of the Company on December 31, 2016, though in the Form 10-Q/A for the quarterly period ended March 31, 2017, filed with the SEC on July 7, 2017, the Notes were not fair valued in which the changes in fair value were not reported in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016. This was the first time the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016 was filed with the Securities and Exchange Commission (“SEC”). For the three months ended March 31, 2016 the change in fair value of the Notes resulted in a non-cash loss of $384,303. The omission of the change in the fair value of convertible notes resulted in the Net Loss per Common Share – basic and diluted – being understated by $0.02 for the three months ended March 31, 2016.

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

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	Restated
Condensed Consolidated Balance Sheet as of March 31, 2017
Common stock	$28,383	$150	$28,533
Additional paid-in capital	$12,190,797	$55,560	$12,246,357
Accumulated deficit	$(12,987,681)	$(55,710)	$(13,043,391)

Condensed Consolidated Balance Sheet as of December 31, 2016
Common stock	$28,383	$150	$28,533
Additional paid-in capital	$7,052,070	$55,560	$7,107,630
Accumulated deficit	$(7,520,011)	$(55,710)	$(7,575,721)

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017
Net loss per common share - basic and diluted	$(0.21)	$0.02	$(0.19)
Weighted average common shares outstanding - basic and diluted	26,610,226	1,923,185	28,533,411

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016
Professional and legal fees	$54,472	$55,710	$110,182
Change in fair value of convertible notes	$20,014	$(384,303)	$(364,289)
Net loss	$(203,620)	$(440,013)	$(643,633)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016
Non-employee stock compensation expense	$95,000	$55,710	$150,710

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

At June 30, 2017, the Company had a working capital deficit of approximately $4,332,669 as compared to working capital deficit of approximately $794,192 at December 31, 2016. The decrease of $3,538,477 in the Company’s working capital from December 31, 2016 to June 30, 2017 was primarily the result of an increase in contingent consideration and an obligation pursuant to the acquisition of Security Grade.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado though acquisitions, and transforming the assets acquired from Revolutionary. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2017, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017.

The Company plans to generate positive cash flow from its recently-completed asset acquisition and business combination to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”) and Security Grade Protective Services, Ltd., (“Security Grade”) (since June 2, 2017).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Use of estimates includes the following: 1) allowance for doubtful accounts, 2) estimated useful lives of property, equipment and intangible assets, 3) impairment of goodwill and intangible assets, 4) valuation of convertible notes payable 5) valuation of stock options 6) fair value of assets and liabilities acquired pursuant to business combination and 7) revenue recognition. Actual results could differ from estimates.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $31,767 at June 30, 2017 and December 31, 2016, respectively.

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

Other Expenses

Other expenses, net consisted of the change in the fair value of obligation to issue warrants, the change in the fair value of convertible notes, the change in fair value of convertible note related party, loss on extinguishment of debt, loss on induced conversion of convertible note and interest expense.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $1,388 and $16,038 for the three months ended June 30, 2017 and 2016, respectively, and $5,179 and $18,969 for the six months ended June 30, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2017 and 2016.

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

Subsequent Measurement – Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other income (expenses).

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a Beneficial Conversion Feature (“BCF”). A beneficial conversion feature is recorded by the Company as a debt discount pursuant to ASC 470-20, Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the beneficial conversion feature and the Company amortizes the discount to interest expense over the life of the debt.

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The BCF of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible preferred stock when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible preferred stock and then uses those allocated proceeds to determine the effective conversion price. If the convertible instrument is issued in a basket transaction (i.e., issued along with other freestanding financial instruments), the proceeds should first be allocated to the various instruments in the basket. Any amounts paid to the investor when the transaction is consummated (e.g., origination fees, due diligence costs) represent a reduction in the proceeds received by the issuer. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying shares on the commitment date.

The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over a period specified in the guidance.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock Based Compensation. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model, and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight- line basis over the requisite service period of the award.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of June 30, 2017 and December 31, 2016. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those item.

Contingent Consideration

The Company’s contingent consideration measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved.

The fair value of the Company’s financial instruments carried at fair value were as follows:

	Fair Value Measurements at Reporting Date, Using:
	June 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Contingent consideration	$(881,379)	$-	$-	$(881,379)
Total liabilities	$(881,379)	$-	$-	$(881,379)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2017:

Amount
Balance as of January 1, 2017	$-

Contingent consideration pursuant to acquisition	916,643

Change in fair value of contingent consideration	(35,264)

Balance as of June 30, 2017	$881,379

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and six months ended June 30, 2017 and June 30, 2016 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for three months ended and six months ended June 30, 2017 and June 30, 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Potentially dilutive securities:
Convertible notes payable	226,320	1,495,726	226,320	1,495,726
Convertible Preferred A Stock	17,186,713	16,746,127	17,186,713	16,746,127
Convertible Preferred B Stock	7,318,084	-	7,318,084	-
Warrants	2,557,195	1,920,000	2,557,195	1,920,000

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update “ASU” 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company's consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include other customers as part of the review

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

5.	Business Combination

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of June 30, 2017, the Company has a liability pursuant to the Agreement of $1,300,373 and is payable as follows: $800,000 60 days following the closing date and $500,373 nine months following the Closing.

The merger is being accounted for as a business combination in accordance with ASC 805. The Company’s allocation of the purchase price was calculated as follows:

Base Price - Cash	$2,100,373
Base Price - Stock Options	916,643
Contingent Consideration - Stock Options	916,643
Total Purchase Price	$3,933,659

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$14,137
Accounts receivable	53,792
Costs & earnings in excess of billings	96,898
Property, plant and equipment, net	27,775
Trademarks	25,000	10
Customer lists	3,154,578	5
Web address	5,000	5
Goodwill	664,329
Other assets	3,880
Total assets acquired	$4,045,389
Liabilities assumed:
Billings in excess of costs	$23,967
Loans payable	18,414
Credit card payable and other liabilities	69,349
Total liabilities assumed	111,730
Estimated fair value of net assets acquired	$3,933,659

Total acquisition costs for the Security Grade acquisition incurred during the three and six months ended June 30, 2017 was $17,569, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

The initial stock options are included as part of the purchase price – please see Note 14 for the Company’s valuation methods and assumptions. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. As of June 30, 2017, the Company recorded a change in fair value of contingent consideration of $35,264. The Company will continue to assess earn-out calculations related to the contingent consideration in future periods.

Unaudited Pro Forma Results

The operating results of the acquired business has been included in the Company’s income statement since closing. The revenues and net income (loss) of the acquired business was as follows:

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
Acquisition	Total Revenue	Net Income	Total Revenue	Net Loss
Security Grade Protective Services, Ltd	$428,038	$67,464	$659,418	$(40,822)
Total	$428,038	$67,464	$659,418	$(40,822)

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2017	2016	2017	2016
Revenues	$1,261,388	$769,347	$2,184,505	$1,477,198
Net loss	(2,359,751)	(1,968,197)	(7,933,373)	(2,199,275)
Net loss attributable to common shareholders	(5,515,638)	(1,968,197)	(11,089,260)	(2,199,275)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma	(0.19)	(0.07)	(0.39)	(0.58)

6.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions:

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of June 30, 2017, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 8. As of June 30, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $131,218.

7.	Property and Equipment, Net

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Furniture and equipment	$16,332	$14,731
Vehicles	169,365	68,295
Total	185,697	83,026
Less: Accumulated depreciation	(50,462)	(27,426)
Property and equipment, net	$135,235	$55,600

Depreciation expense was $14,830 and $4,423 for the three months ended June 30, 2017 and 2016, respectively, and $23,036 and $12,095 for the six months ended June 30, 2017 and 2016, respectively.

8.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets:

	Estimated	Gross	June 30, 2017
	Useful Life (Years)	Carrying Amount	Assets Acquired (3)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(22,768)	$70,659
Tradenames and trademarks	10	100,000	25,000	(12,377)	112,623
Web addresses	5	125,000	5,000	(30,539)	99,461
Customer list	5	-	3,154,578	(48,373)	3,106,205
		$318,427	$3,184,578	$(114,057)	$3,388,948

			December 31, 2016
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	1,596,750	$(1,278,323)	(38,683)	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC. (See Note 6)
(2)	During the second quarter for the Year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.
(3)	On June 2, 2017, the Company acquired various assets of Security Grade, Ltd. (See Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $61,953 and $11,767 for the three months ended June 30, 2017 and 2016, respectively, and $75,374 and $11,767 for the six months ended June 30, 2017 and 2016, respectively.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Accounts payable	$62,694	$83,308
Accrued expenses	208,093	14,805
Accrued interest	25,909	8,487
Total	$296,696	$106,600

10.	Convertible Notes Payable

	June 30, 2017	December 31, 2016
Note One, 7% convertible promissory note, unsecured, converted into common stock of the Company on December 31, 2016	$-	$-
Note Two, 7% convertible promissory note, unsecured, converted into common stock of the Company on December 31, 2016	-	-
Note Three, 7% convertible promissory note, unsecured, converted into common stock of the Company on December 31, 2016	-	-
Note Four, 0% convertible promissory note, unsecured, maturing June 1, 2017, net of debt discount for debt issuance costs and BCF	-	470,000
Note Five, 10% convertible promissory note, fixed secured, maturing September 12, 2017, net of debt discount for debt issuance costs, warrants and BCF	118,731	-
Note Six, 10% convertible promissory note, fixed secured, maturing September 13, 2017	25,000	-
Note Seven, 10% convertible promissory note, fixed secured, maturing October 26, 2017, net of debt discount for debt issuance costs and warrants	379,090	-
	522,821	470,000
Less: Current portion	(522,821)	(470,000)
Long-term portion	$-	$-

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded gain in regard to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”). Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The Company did not record a change in the fair value of Note One for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note One of $7,707 and $14,208. The interest expense associated with Note One was $0 and $1,736 for the three months ended June 30, 2017 and 2016, respectively. Interest expense associated with Note One was $0 and $3,471 for the six months ended June 30, 2017 and 2016, respectively.

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The Company did not record a change in the fair value of Note Two for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note Two of $7,707 and $14,208. The interest expense associated with Note Two was $0 and $1,736 for the three months ended June 30, 2017 and 2016, respectively. The interest expense associated with Note Two was $0 and $1,736 for the three months ended June 30, 2017 and 2016, respectively. Interest expense associated with Note Two was $0 and $3,471 for the six months ended June 30, 2017 and 2016, respectively.

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amended Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”). In accordance with ASC 470, Debt, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. The Company did not record a change in the fair value of Note Three for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note Three of $7,707 and $114,957. The interest expense associated with Note Three was $0 and $1,736 for the three months ended June 30, 2017 and 2016, respectively. The interest expense associated with Note Three was $0 and $1,744 for the three months ended June 30, 2017 and 2016, respectively. Interest expense associated with Note Three was $0 and $2,665 for the six months ended June 30, 2017 and 2016, respectively.

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

On March 31, 2017, the First Amendment to Note Four (the “Amended Note”) was entered by the Company and the Fourth Investor. In the absence of a Company Event of Default or Fourth Investor Event of Default, Amended Note is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than June 1, 2017. The Amended Note was converted on May 17, 2017 (see below). The Amended Note had the following conversion features:

●	Automatic Conversion. The principal balance of the Amended Note shall automatically convert into shares of Class B Preferred Shares upon execution by the Company and the Fourth Investor of definitive documentation relating to the $500,000, aggregate principal amount, and investment by the Fourth Investor in Class B Preferred Shares of the Company.

●	Company Default. In the event of a Company Event of Default, the Fourth Investor the shall have the right to elect to (i) at any time prior to June 30, 2017, convert the aggregate outstanding principal amount of Note Four into Class B Preferred Shares equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis, or (ii) at any time commencing on July 1, 2017 and ending on September 31, 2017, have Note Four redeemed for cash at a redemption price, in aggregate, equal to 150% of the aggregate principal outstanding balance of Note Four or (iii) to convert Note Four into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis. In the event the Holder does not elect any remedy in the event of a Company Event of Default, on September 31, 2017 the Amended Note shall be converted in whole into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis.

●	Holder Default. In the event of a Holder Event of Default, the Company shall have the right to either (i) redeem the Amended Note at par value at any time prior to June 1, 2017 or (ii) convert the outstanding principal balance into common shares of the Company at market value.

●	The Valuation and Consideration provision in Section 2 of the Term Sheet is affirmed and ratified; provided, however, that the parties agree that the $12,000,000 valuation therein is subject to dilution of $600,000 from additional investments in the Company by third parties following the Holder’s $500,000 investment that is memorialized in the Amended Note. For the avoidance of doubt, the Holder will receive the same number of shares as it would have for its investment if it had converted at a $12,000,000 valuation on October 20, 2016 given the 26,587,497 shares outstanding at that time. For the avoidance of doubt, the Note will convert into 1,162,500 shares.

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

On May 17, 2017, pursuant to the Series B Preferred Stock Purchase Agreement (see Note 13), Note Four was converted into 1,540,649 Series B Preferred Shares in which the conversion feature into common stock was altered from $0.43 per share of common stock to $0.3245385 per share of the Series B Preferred Stock. In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the conversion of Note Four of $1,503,876.

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Fourth Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share.

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

The company recorded a debt discount relating to the warrants issued in the amount of $22,000 based on the relative fair values of Note Five without the warrants and the warrants themselves at the effective date of Note Five. The additional $16,666 retained by the Fourth Investor for due diligence and legal bills for the transaction will be recorded as a debt discount. The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $183,333. Therefore, the debt discount related to the beneficial conversion feature was in the amount of $144,666. The excess value of the beneficial conversion feature discount was recognized as a loss in earnings and recorded as a component of interest expense in the amount of $390,666.

The debt discounts will be amortized to interest expense over the life of Note Five.  Amounts amortized to interest expense were approximately $79,444 and $0 for the three months ended June 30, 2017 and 2016, respectively.  Amounts amortized to interest expense were approximately $118,730 and $0 for the six months ended June 30, 2017 and 2016, respectively. The unamortized discount balance at June 30, 2017 was approximately $64,603.

On February 13, 2017, the Company entered into a $25,000 10% Fixed Secured Convertible Promissory Note (“Note Six”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $25,000 in cash, which was received by the Company during the period ended March 31, 2017. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Six due and payable on September 13, 2017. The principal balance of Note Six was convertible at the election of the Fourth Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $6.10 per share. Note Six became effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.

The Company evaluated Note Six in accordance with ASC 815, Derivatives and Hedging to determine if the conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the conversion feature did not meet the requirements for bifurcation pursuant to ASC 815. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception and determined that Note Six did not have a beneficial conversion feature. As a result, the Company recorded the conventional convertible note as a debt instrument in its entirety. The interest expense associated with Note Six was $1,619 and $0 for the six months ended June 30, 2017 and 2016, respectively.  The interest expense associated with Note Six was $1,083 and $0 for the three months ended June 30, 2017 and 2016, respectively.

On April 26, 2017, the Company entered into a $100,000 10% Secured Convertible Promissory Note (“Note Seven”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $72,000 in cash proceeds, which was received by the Company during the three months ended June 30, 2017. Note Seven is due on October 26, 2017 and the Company must pay guaranteed interest on the principal balance at an amount equivalent to 10% of the note amount. The principal balance of Note Seven is convertible at the election of the Fourth Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $1.00 or a 50% discount to the lowest closing bid price of the Company’s common stock for the 30 Trading Days prior to conversion. In conjunction with Note Seven, the Company issued a warrant to the fourth investor to purchase 150,000 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Seven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Seven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. At inception, April 26, 2017, the fair value of Note Seven was $618,000 while as of June 30, 2017, the fair value of the liability was $425,000. Accordingly, the Company recorded a change in fair value gain of $193,000 related to Note Seven. In addition, the company recorded a debt discount relating to the warrants issued in the amount of $43,200 based on the relative fair values of Note Seven without the warrants and the warrants themselves at inception of Note Seven. The additional $25,000 retained by the Third Investor for due diligence and legal bills for the transaction and $3,000 paid to legal counsel was recorded as a debt discount.

Debt discounts amortized to interest expense was $25,290 for the three and six months ended June 30, 2017. The unamortized discount balance at June 30, 2017 was $45,910. Accrued interest expense associated with Note Seven was $1,781 for the three and six months ended June 30, 2017.

11.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $65,000 as of June 30, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $40,000 as of June 30, 2017.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Eight”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Eight due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Eight was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Eight in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Eight will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2017, the fair value of the liability was $230,878 and accordingly the Company recorded a credit regarding the change in fair value of $43,696 and $56,107, respectively for the six and three months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded a charge in the change in fair value of $11,599 and $199,857, respectively. The interest expense associated with Note Eight was $2,618 and $4,632 for the three months ended June 30, 2017 and 2016. The interest expense associated with Note Eight was $5,178 and $5,207 for the six months ended June 30, 2017 and 2016.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of June 30, 2017, the warrants granted are not exercisable.

12.	Promissory Notes and Notes Payable

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 13, the Company satisfied its liability in exchange for Series B Preferred Stock. As of June 30, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $779 for the three months ended June 30, 2017. The interest expense associated with the unsecured promissory note was $ 2,570 for the six months ended June 30, 2017.

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 13, the Company satisfied its liability in exchange for Series B Preferred Stock. As of June 30, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,871 for the three months ended June 30, 2017.The interest expense associated with the unsecured promissory note was $ 2,887 for the six months ended June 30, 2017.

13.	Notes Payable

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$48,616	$-
Loans payable – Credit Union	17,239
Less: Current portion of loans payable	(12,768)	-
Long-term portion of loans payable	$53,087	$-

The interest expense associated with the notes payable was $230 and $300 for the three months ended June 30, 2017 and 2016, respectively.

14.	Shareholders’ Deficit

Common Stock

In May 2017, the Company issued 111,111 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

Series A convertible preferred stock

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

Series B convertible preferred stock

Series B Preferred Stock Purchase Agreement

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. The Series B Preferred Shares are convertible into 1,536,658 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees listed below and the satisfaction of the promissory notes discussed in Note 12.

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share (see Note 15). These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ deficit.

Series B Preferred Stock

In accordance with the Certificate of Incorporation, there are 9,000,000 authorized Series B Preferred Stock at a par value of $ 0.001. In connection with the Series B Preferred Stock Purchase Agreement, on May 12, 2017, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares.

Conversion:

Each Series B Preferred Share is convertible at the option of the holder at any time on or after May 12, 2018 into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 7,318,084 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series B was approximately $25,247,098. The beneficial conversion amount of $3,155,887 was then accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date May 12, 2018.

Dividends, Voting Rights and Liquidity Value:

Pursuant to the Certificate of Designations, the Series B Preferred Shares shall bear no dividends, except that if the Board shall declare a dividend payable upon the then-outstanding shares of the Company’s common stock. The Series B Preferred Shares vote together with the common stock and all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company including, but not limited to, actions amending the certification of incorporation of the Company to increase the number of authorized shares of the common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Classification:

These Series B Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480, Distinguishing Liabilities from Equity.

15.	Stock Options

As part of the Membership Interest Purchase Agreement entered into between the Company and Security Grade, on June 2, 2017 (see Note 5), the Company granted to the selling Members the option to purchase up to 414,854 shares of the Company’s common stock at a price of $0.001 per share. Of the 414,854 options granted, 207,427 were vested at closing and equity classified. The vesting of the remaining 207,427 shares is subject to certain milestones being achieved and was recognized as contingent consideration, both a component of purchase price. The options have an expiration date of 36 months from the closing date with partial vesting occurring at the closing date. The exercise price will be based on the fair market value of the share on the date of grant.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

As of June 2, 2017
Exercise price	$0.001
Fair value of company’s common stock	$4.42
Dividend yield	0%
Expected volatility	181.2%
Risk free interest rate	1.42%
Expected life (years)	3.00

Stock option activity for the six-months ended June 30, 2017 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	-	-	-
Granted	414,854	$0.001	3.00
Forfeited and expired	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2017	414,854	$0.001	2.92

Vested options at June 30, 2017	207,427	$0.001	2.92

16.	Warrants

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant, of which the value was derived and based off the fair value of Note Five, to the fourth investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. As of June 30, 2017, the warrants granted were not exercised.

In connection with the issuance of the Note Five the Company issued a warrant (the “Warrant”) to the Purchaser to purchase 150,000 shares of Common Stock pursuant to the terms and provisions thereunder. The Warrant is exercisable at any time within five (5) years of issuance and entitles the Purchaser to purchase 150,000 shares of the Common Stock at an exercise price of the lesser of either i) $1.00 or ii) a 50% discount to the lowest closing bid price thirty (30) trading days immediately preceding conversion, subject to certain adjustments.

In conjunction with Note Seven, the Company issued a warrant, of which the value was derived and based off the fair value of Note Seven, to the fourth investor to purchase 150,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after April 26, 2017 and on or before April 26, 2022, by delivery to the Company of the Notice of Exercise. As of June 30, 2017, the warrants granted were not exercised.

A summary of warrant activity is as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2017	1,920,000	$0.16

Warrants granted	637,195	$0.51

Balance at June 30, 2017	2,557,195	$0.25

Liability to issue warrants

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share. These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ deficit.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of June 30, 2017	As of May 17, 2017
Fair value of company’s common stock	$4.25	$3.98
Dividend yield	0%	0%
Expected volatility	181.2%	181.2%
Risk Free interest rate	1.55%	1.42%
Expected life (years)	3.00	3.00
Fair value of financial instruments - warrants	$1,963,924	$1,839,133

The change in fair value of the financial instrument – warrants is as follows:

Amount
Balance as of January 1, 2017	$-

Fair value of warrants at date of inception	1,839,133

Change in fair value of liability to issue warrants	124,791

Balance as of June 30, 2017	$1,963,924

The Company recorded a charge of $124,791 for the three and six months ended June 30, 2017 as a result of the change in the fair value of the obligation which was recorded in other income (expense) on the consolidated statements of operations.

17.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the six months ended June 30, 2017 and 2016 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the six months ended June 30, 2017 and 2016, the company has a net operating loss carry forward of approximately $4,362,000 and $693,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

18.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating leases amount to $22,511 and $18,033 during the three months ended June 30, 2017 and 2016, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $40,721 and $44,664, respectively.

19.	Subsequent Events

As previously reported, on May 17, 2017, Helix TCS, Inc. (the “Company”), RSF4, LLC, a Delaware limited liability company (the “Purchaser”), and Helix Opportunities, LLC, a Delaware limited liability company (“Helix LLC” and, together with the Company and the Purchaser, the “Parties”) entered into that certain Series B Preferred Stock Purchase Agreement (the “Initial Series B Purchase Agreement”) whereby the Company conducted an initial closing of the sale of 7,318,084 shares of its Series B Preferred Stock to the Purchaser for the following consideration: (i) the conversion of an outstanding note in the principal aggregate amount of $500,000, and (ii) $1,875,000 in cash. In accordance with the terms of the Initial Series B Preferred Purchase Agreement, the Parties also entered into (i) an Investors Rights Agreement, (ii) a Right of First Refusal and Co-Sale Agreement, and (iii) a Voting Agreement (collectively, the “Series B Financing Agreements”).

Effective July 28, 2017, as contemplated by the Initial Series B Preferred Purchase Agreement, the Parties entered into a second Series B Preferred Stock Purchase Agreement (the “Second Series B Purchase Agreement”) whereby the Company issued and sold to the Purchaser 1,680,000 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $840,000 (the “Subsequent Closing”). Pursuant to the Second Series B Purchase Agreement, the Purchaser expressly waived the satisfaction of any and all terms and conditions contained in the Series B Financing Agreements as they relate to the Subsequent Closing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2016, as filed on July 7, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Within the cannabis industry, we believe that no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

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

We have greatly enhanced our core operations with the recent acquisition of Security Grade. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. This strategic acquisition will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the three months ended June 30, 2017 and 2016

The following table shows our results of operations for the three months ended June 30, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue	$1,015,662	$484,736	$530,926	110%
Cost of revenue	768,132	326,402	441,730	135%
Gross margin	247,530	158,334	89,196	56%

Operating expenses	656,989	371,080	285,909	77%

Loss from operations	(409,459)	(212,746)	(196,713)	92%

Other (expense) income, net	(2,015,541)	(1,337,085)	(678,456)	51%

Net loss	(2,425,000)	(1,549,831)	(875,169)	56%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(3,155,887)	-	(3,155,887)	-

Net loss attributable to common shareholders	$(5,580,887)	$(1,549,831)	$(4,031,056)	260%

Revenue

Total revenue for the three months period ended June 30, 2017 was $1,015,662 which represented an increase of $530,926 compared to total revenue of $484,736 for the three months ended June 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, and additional revenue resulting from the Security Grade acquisition.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $441,730 for the three months ended June 30, 2017, to $768,132 as compared to $326,402 for the three months ended June 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended June 30, 2017 and 2016 were $656,989 and $371,080 respectively. The overall $285,909 increase in operating expenses was primarily attributable to the following changes in operating expenses of:

●	Selling, general and administrative expenses – $55,785
●	Salaries and wages – $(36,791)
●	Professional and legal fees – $206,322
●	Depreciation and amortization – $60,593

The $55,785 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $206,322 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $60,593 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and intangible assets acquired in the Security Grade acquisition.

 Other (Expense) Income

Other (expense) income, net consisted of loss on the change in fair value of liability to issue warrants, loss on the change in the fair value of convertible notes, gain on the change in fair value of convertible notes – related party, gain on the change in fair value of contingent consideration, loss on induced conversion of convertible note and interest expense. Other income (expense), net during the three months ended June 30, 2017 and 2016 was ($2,015,541) and ($1,337,085), respectively. The $678,456 increase in other income (expense) was primarily attributable to a loss on fair value of convertible notes of ($353,000), loss on induced conversion of ($1,503,876) and interest expense of $125,245. The loss on fair value of convertible notes related to the change in the fair value of a secured convertible promissory note, the loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market and the interest expense was due to debt discounts associated with the issuance of the convertible notes.

Net Loss

We had a net loss of $2,425,000 for the three months ended June 30, 2017, compared to a net loss of $1,549,831 for the three months ended June 30, 2016.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $3,155,887 for the three months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $5,580,887 for the three months ended June 30, 2017, or $0.20 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $1,549,831 for the three months ended June 30, 2016, or $0.06 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the six months ended June 30, 2017 and 2016

The following table shows our results of operations for the six months ended June 30, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Change
	2017	2016	Dollars	Percentage
Revenue	$1,707,399	$865,328	$842,071	97%
Cost of revenue	1,378,335	701,588	676,747	96%
Gross margin	329,064	163,740	165,324	101%

Operating expenses	1,147,038	655,830	491,208	75%

Loss from operations	(817,974)	(492,090)	(325,884)	66%

Other expense, net	(7,074,696)	(1,701,376)	(5,373,320)	316%

Net loss	(7,892,670)	(2,193,466)	(5,699,204)	260%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(3,155,887)	-	(3,155,887)	-

Net loss attributable to common shareholders	$(11,048,557)	$(2,193,466)	$(8,855,091)	404%

Revenue

Total revenue for the six months period ended June 30, 2017 was $1,707,399, which represented an increase of $842,071 compared to total revenue of $ $865,328 for the six months ended June 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, additional revenue resulting from the Security Grade acquisition and the development of the Cannabase Reach Platform, which did not previously exist.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $676,747 for the six months ended June 30, 2017, to $1,378,335 as compared to $701,588 for the six months ended June 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the six months ended June 30, 2017 and 2016 were $1,147,038 and $655,830 respectively. The overall $491,208 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	Selling, general and administrative expenses – $174,069
●	Salaries and wages – $17,742
●	Professional and legal fees – $224,849
●	Depreciation and amortization – $74,548

The $174,069 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $17,742 increase in salaries and wages resulted from a significant increase in administrative headcount. The $224,849 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $74,548 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and intangible assets acquired in the Security Grade acquisition.

Other (Expense) Income

Other (expense) income, net consisted of loss on the change of fair value of liability of warrants to be issued, loss on extinguishment of debt, change in the fair value of convertible note – related party, change in the fair value of convertible notes, change in the fair value of contingent consideration, loss on induced conversion of convertible note and interest expense. Other income (expense), net during the six months ended June 30, 2017 and 2016 was ($7,074,696) and ($1,701,376) respectively. The $5,373,320 increase in other income (expense) was primarily attributable to a loss on fair value of liability of warrants to be issued of $(124,791), loss on extinguishment of debt of ($4,611,395), change of fair value of convertible note – related party of $43,696, change in the fair value of convertible notes of ($353,000), change in the fair value of contingent consideration of $35,264, loss on induced conversion of convertible note of ($1,503,876) and interest expense of $560,594. The loss on extinguishment was a one-time non-cash charge based on an amended convertible note, the loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market, the loss on fair value of convertible notes related to the change in the fair value of a secured convertible promissory note, and the interest expense was due to a beneficial conversion feature relating to a convertible note and debt discount amortized to interest expense..

Net Loss

We had a net loss of $7,892,670 for the six months ended June 30, 2017, compared to net loss of $2,193,466 for the six months ended June 30, 2016.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $3,155,887 for the six months ended June 30, 2017 compared to $0 for the three months ended June 30, 2016.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $11,048,557 for the six months ended June 30, 2017, or $0.39 net loss per share attributable to common shareholders – basic and diluted, compared to net loss attributable to common shareholders of $2,193,466 for the six months ended June 30, 2016, or $0.57 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three and six months ended June 30, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

As of June 30, 2017, we had a cash balance of $512,997, accounts receivable, net of $532,226 and $5,474,790 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2017. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	June 30, 2017	December 31, 2016	Change
Current assets	$1,142,121	$315,815	$826,306
Current liabilities	5,474,790	1,110,007	4,364,783
Working capital (deficit)	$(4,332,669)	$(794,192)	$(3,538,477)

As of June 30, 2017, and December 31, 2016, we had a cash balance of $512,997 and $57,841, respectively.

Summary of Cash Flows.

	For the Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(815,996)	$(355,282)
Net cash used in investing activities	(855,549)	(451,229)
Net cash provided by financing activities	2,126,701	735,143

Net cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2017 was $815,996. This included a net loss of $7,892,670, non-cash charge related to depreciation and amortization of $98,410, non-cash loss of $353,000 regarding the change in fair value of convertible notes, non-cash gain of $43,696 regarding the fair value of convertible notes – related party, non-cash gain of $35,264 regarding the change in fair value of contingent consideration, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash loss on the change in fair value of warrants to be issued of $124,791 and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $111,591. Net cash used in operating activities for the six months ended June 30, 2016 was $355,282. This included a net loss of $2,193,466, non-cash gain of $10,000 on the fair value of liability of shares to be issued, non-cash non-employee stock compensation expense of $150,710, non-cash charge related to depreciation and amortization of $23,862, non-cash loss on the change in the fair value of convertible notes of $219,129, non-cash loss on the change in fair value of convertible notes – related party of $199,857, non-cash loss on the impairment of intangible assets of $1,278,323 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $23,697.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2017 was $855,549, which consisted of capital expenditures of $22,814, cash payments pursuant to the Revolutionary asset acquisition of $46,872 and cash payment of pursuant to the Security Grade business acquisition of $785,863. Net cash used in investing activities for the six months ended June 30, 2016 was $451,229, which consisted of $448,998 regarding cash payment pursuant to an acquisition and capital expenditures of $2,231.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 was $2,126,701, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $60,500, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $1,517,500, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466. Net cash provided by financing activities for the six months ended June 30, 2016 was $735,143, which resulted from the issuance of convertible notes of $200,000, proceeds from the issuance of a convertible note to related parties of $150,000 and the proceeds of $385,143 from the issuance of common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on July 07, 2017 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on April 17, 2017.

Related Party Transactions

The Company has a loan outstanding from Helix Opportunities, LLC which is 50% owned by our Chief Executive Officer and 50% owned by a director of the Company. The advance does not accrue interest and has no definite repayment terms. The loan balance was $65,000 as of June 30, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $40,000 as of June 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the six months ended June 30, 2017 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of June 30, 2017 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the six months ended June 30, 2017, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, there is currently no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material effect on the Company.

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

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees.

At this time, the Company is not able to predict the outcome of the lawsuits, any possible loss or possible range of loss associated with the lawsuits or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuit are wholly without merit and will defend itself from these claims vigorously.

ITEM 1A. Risk Factors

As of the date of this Report, there have been no material changes in the risk factors previously included in Item 1A- “Risk Factors,” in our Annual Report on form 10-K/A for the fiscal year end December 31, 2016 filed with the SEC on July 07, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, we issued 111,111 shares of restricted common stock to an investor per a subscription agreement, with proceeds received totaling $100,000. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation of general advertising and the offerees made representations that they were accredited investors.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Form of Helix TCS, Inc. Series B Preferred Stock Purchase Agreement dated May 17, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 22, 2017).

10.2	Form of Helix TCS, Inc. Second Series B Preferred Stock Purchase Agreement. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 2, 2017).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2017	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	August 21, 2017
Zachary L. Venegas	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul Hodges	Director	August 21, 2017
Paul Hodges

/s/ Scott Ogur	Director	August 21, 2017
Scott Ogur

