Form 10-Q
period 2017-09-30
Helix TCS, Inc.
filed 2017-11-20
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, the registrant had 28,644,522 shares of its common stock, par value $0.001 per share, outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$130,125	$57,841
Accounts receivable, net	558,141	257,974
Costs & earnings in excess of billings	151,445	-
Total current assets	839,711	315,815

Property and equipment, net	122,472	55,600
Intangible assets, net	3,215,604	279,744
Goodwill	664,329	-
Deposits and other assets	38,810	20,290
Total assets	$4,880,926	$671,449

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	315,779	106,600
Advances from related parties	102,000	76,500
Billings in excess of costs	53,237	-
Deferred rent	7,245	4,243
Notes payable, current portion	10,268	-
Obligation pursuant to acquisitions	548,279	178,090
Convertible notes payable, net of discount	508,642	470,000
Convertible note payable - related party	265,593	274,574
Obligation to issue warrants	1,432,529	-
Total current liabilities	3,243,572	1,110,007

Long-term liabilities:
Notes payable, net of current portion	50,933	-
Total long-term liabilities	50,933	-

Total liabilities	$3,294,505	$1,110,007

Shareholders’ equity (deficit):
Preferred stock (Class A), $0.001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding as of September 30, 2017 and December 31, 2016	1,000	1,000
Preferred stock (Class B), $0.001 par value, 13,000,000 shares authorized; 9,830,035 shares issued and outstanding as of September 30, 2017; 0 shares issued and outstanding as of December 31, 2016	9,830	-
Common stock; par value $0.001; 200,000,000 shares authorized; 28,644,522 shares issued and outstanding as of September 30, 2017; 28,533,411 shares issued and outstanding as of December 31, 2016	28,644	28,533
Additional paid-in capital	17,242,695	7,107,630
Accumulated deficit	(15,695,748)	(7,575,721)
Total shareholders’ equity (deficit)	1,586,421	(438,558)
Total liabilities and shareholders’ equity (deficit)	$4,880,926	$671,449

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,129,746	$612,017	$2,837,145	$1,477,345
Cost of revenue	814,031	447,690	2,192,366	1,149,278
Gross margin	315,715	164,327	644,779	328,067

Operating expenses:
Selling, general and administrative	269,143	78,784	649,973	285,545
Salaries and wages	315,316	179,176	602,254	448,372
Professional and legal fees	261,098	219,364	641,958	375,375
Depreciation and amortization	194,347	17,955	292,757	41,817
Total operating expenses	1,039,904	495,279	2,186,942	1,151,109

Loss from operations	(724,189)	(330,952)	(1,542,163)	(823,042)

Other income (expenses):
Change in fair value of liability of shares to be issued	-	(29,250)	-	(19,250)
Change in fair value of obligation to issue warrants	531,395	-	406,604	-
Change in fair value of convertible notes	115,000	(1,393)	(210,000)	(233,342)
Change in fair value of convertible note - related party	(34,725)	(697)	8,971	(107,107)
Change in fair value of contingent consideration	(25,078)	-	10,186	-
Loss on extinguishment of debt	-	-	(4,611,395)	-
Loss on induced conversion of convertible note	-	-	(1,503,876)	-
Loss on impairment of intangible assets	-	-	-	(1,278,323)
Interest expense	(117,760)	(9,493)	(678,354)	(23,560)
Other expenses	468,832	(40,833)	(6,577,864)	(1,661,582)

Net loss	$(255,357)	$(371,785)	$(8,120,027)	$(2,484,624)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(8,044,958)	-	(11,200,845)	-

Net loss attributable to common shareholders	$(8,300,315)	$(371,785)	$(19,320,872)	$(2,484,624)

Net loss per share attributable to common shareholders - basic and diluted	$(0.29)	$(0.01)	$(0.68)	$(0.09)

Weighted average common shares outstanding - basic and diluted	28,644,522	27,290,360	28,592,643	27,290,360

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	28,533,411	$28,533	1,000,000	$1,000	-	-	$7,107,630	$(7,575,721)	$(438,558)

Beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	-	-	11,200,845	-	11,200,845

Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	-	-	-	-	(11,200,845)	-	(11,200,845)

Issuance of Series B preferred shares	-	-	-	-	9,830,035	8,289	2,976,711	-	2,985,000

Cost of issuance of Series B preferred shares							(1,941,633)		(1,941,633)

Stock options issued pursuant to acquisition consideration	-	-	-	-	-	-	916,643	-	916,643

Stock options issued in satisfaction of contingent consideration	-	-	-	-	-	-	871,193	-	871,193

Induced conversion of convertible debt	-	-	-	-	-	1,541	2,002,335	-	2,003,876

Issuance of common stock per share purchase agreements	111,111	111	-	-	-	-	99,889	-	100,000

Warrant issuances to investors	-	-	-	-	-	-	93,200	-	93,200

Beneficial conversion feature on convertible debt	-	-	-	-	-	-	535,332	-	535,332

Reacquisition price of convertible debt	-	-	-	-	-	-	4,581,395	-	4,581,395
								.
Net loss	-	-	-	-	-	-	-	(8,120,027)	(8,120,027)

Balance at September 30, 2017	28,644,522	$28,644	1,000,000	$1,000	9,830,035	$9,830	$17,242,695	$(15,695,748)	$1,586,421

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,120,027)	$(2,484,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,757	41,817
Amortization of debt discounts	244,843	-
Change in fair value of liability of shares to be issued	-	19,250
Change in fair value of obligation to issue warrants	(406,604)	-
Change in fair value of convertible notes	210,000	233,342
Change in fair value of convertible note - related party	(8,971)	107,107
Change in fair value of contingent consideration	(10,186)	-
Loss on extinguishment of debt	4,611,395	-
Loss on induced conversion of convertible note	1,503,876	-
Loss on impairment of intangible assets	-	1,278,323
Loss on beneficial conversion feature of convertible note	390,666	-
Non-employee stock compensation expense	-	150,710
Change in operating assets and liabilities:
Accounts receivable	(246,375)	(53,507)
Prepaid expenses	-	16,595
Deposits	(14,640)	-
Costs in excess of billings	(54,547)	-
Accounts payable and accrued expenses	122,875	88,501
Deferred rent	3,002	-
Billings in excess of costs	29,270	-
Net cash used in operating activities	(1,452,666)	(602,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,054)	(2,231)
Payments for business combination, net of cash acquired	(1,631,313)	-
Payments for asset acquisition	(46,872)	(419,830)
Net cash used in investing activities	(1,709,239)	(422,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	60,500	-
Payments pursuant to advances from related parties	(32,000)	-
Payments pursuant to notes payable	(3,466)	-
Proceeds from the issuance of convertible notes payable	229,167	200,000
Proceeds from the issuance of convertible note payable - related party	-	300,000
Proceeds from the issuance of a promissory note	255,000	-
Proceeds from the issuance of common stock	100,000	385,143
Proceeds from the issuance of Series B convertible preferred stock	2,624,988	-
Net cash provided by financing activities	3,234,189	885,143

Net change in cash	72,284	(139,404)

Cash, beginning of period	57,841	154,282

Cash, end of period	$130,125	$14,878

Supplemental disclosure of cash and non-cash transactions:
Financing of property and equipment purchases	$52,082	$-
Common stock issued pursuant to asset acquisition	$-	$944,875
Cost of issuance of Series B preferred shares	$(1,941,633)	$-
Stock options issued pursuant to acquisition consideration	$916,643	$-
Stock options issued pursuant to contingent consideration as part of acquisition	$871,193	$-
Warrant issuances to investors	$93,200	$-
Reacquisition price of convertible debt	$4,581,395	$-

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

At September 30, 2017, the Company had a working capital deficit of approximately $2,403,861 as compared to working capital deficit of approximately $794,192 at December 31, 2016. The decrease of $1,609,669 in the Company’s working capital from December 31, 2016 to September 30, 2017 was primarily the result of an obligation pursuant to the acquisition of Security Grade.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado though acquisitions, and transforming the assets acquired from Revolutionary. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2017, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2017. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2017 and beyond.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $31,767 at September 30, 2017 and December 31, 2016, respectively.

Long-Lived Assets, Including Definite Lived Intangible Assets

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $7,298 and $11,131 for the three months ended September 30, 2017 and 2016, respectively, and $12,477 and $30,100 for the nine months ended September 30, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2017 and 2016.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of September 30, 2017 and December 31, 2016. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those item.

Contingent Consideration

The Company’s contingent consideration measured at fair value on a recurring basis are comprised of performance-based awards issued to certain former owners of the acquired businesses in exchange for future services. Contingent liabilities are valued using significant inputs that are not observable in the market, which are defined as Level 3 inputs according to fair value measurement accounting. The Company estimates the fair value of contingent liabilities based on certain milestones of the acquired businesses and estimated probabilities of achievement, then discounts the liabilities to present value. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. During the three months ended September 30, 2017, the Company satisfied its contingent consideration liability related to the Security Grade Acquisition. The change in the fair value associated with the contingent consideration was $(25,078) and $10,186 for the three and nine months ended September 30, 2017, respectively.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and nine months ended September 30, 2017 and September 30, 2016 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for three months ended and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Potentially dilutive securities:
Convertible notes payable	226,320	1,558,226	226,320	1,558,226
Convertible Preferred A Stock	1,000,000	16,746,127	1,000,000	16,746,127
Convertible Preferred B Stock	9,830,035	-	9,830,035	-
Warrants	2,557,195	1,920,000	2,557,195	1,920,000

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update “ASU” 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company’s consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company will complete the assessment during 2017, and will include other customers as part of the review

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

5.	Business Combination

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of September 30, 2017, the Company has a liability pursuant to the Agreement of $500,373 payable nine months following the Closing.

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

Total acquisition costs for the Security Grade acquisition incurred during the three and nine months ended September 30, 2017 was $0 and $17,659, respectively and is included in selling, general and administrative expense in the Company’s Statements of Operations.

The initial stock options are included as part of the purchase price – please see Note 16 for the Company’s valuation methods and assumptions. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company recorded a change in fair value of contingent consideration of $(25,078) and $10,186, respectively. The Company satisfied their contingent consideration liability during the three months ended September 30, 2017.

Unaudited Pro Forma Results

The operating results of the acquired business has been included in the Company’s income statement since closing. The revenues and net income (loss) of the acquired business was as follows:

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
Acquisition	Total Revenue	Net Income	Total Revenue	Net Income
Security Grade Protective Services, Ltd	$579,951	$180,292	$1,239,369	$139,470
Total	$579,951	$180,292	$1,239,369	$139,470

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2017	2016	2017	2016
Revenues	$1,709,697	$1,026,401	$3,607,865	$2,503,599
Net loss	(75,065)	(291,282)	(7,970,731)	(2,387,097)
Net loss attributable to common shareholders	(8,120,023)	(291,282)	(19,171,576)	(2,387,097)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(0.28)	(0.01)	(0.67)	(0.09)

6.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions:

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of June 30, 2017, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 8. As of September 30, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $47,906.

7.	Property and Equipment, Net

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Furniture and equipment	$16,332	$14,731
Software	743	-
Vehicles	175,412	68,295
Total	192,487	83,026
Less: Accumulated depreciation	(70,015)	(27,426)
Property and equipment, net	$122,472	$55,600

Depreciation expense was $19,553 and $4,424 for the three months ended September 30, 2017 and 2016, respectively, and $42,589 and $16,519 for the nine months ended September 30, 2017 and 2016, respectively.

8.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets:

			September 30, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(27,476)	$65,951
Tradenames and trademarks	10	100,000	25,000	(15,526)	109,474
Web addresses	5	125,000	5,000	(37,089)	92,911
Customer list	5	-	3,154,578	(207,310)	2,947,268
		$318,427	$3,184,578	$(287,401)	$3,215,604

			December 31, 2016
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC. (See Note 6)
(2)	During the second quarter for the Year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.
(3)	On June 2, 2017, the Company acquired various assets of Security Grade, Ltd. (See Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $173,344 and $13,531 for the three months ended September 30, 2017 and 2016, respectively, and $248,718 and $25,298 for the nine months ended Sept 30, 2017 and 2016, respectively.

9.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$281,634	$-
Estimated earnings	120,700	-
Cost and estimated earnings earned on uncompleted contracts	402,334	-
Billings to date	304,126	-
Costs and estimated earnings in excess of billings on uncompleted contracts	98,208	-

Costs in excess of billings	$151,445	$-
Billings in excess of cost	(53,237)	-
	$98,208	$-

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$156,447	$83,308
Accrued expenses	112,099	14,805
Accrued interest	47,233	8,487
Total	$315,779	$106,600

11.	Convertible Notes Payable

	September 30, 2017	December 31, 2016
Note Four, 0% convertible promissory note, unsecured, maturing June 1, 2017, net of debt discount for debt issuance costs and BCF	$-	$470,000
Note Five, 10% convertible promissory note, fixed secured, originally maturing September 12, 2017, net of debt discount for debt issuance costs, warrants and BCF	183,334	-
Note Six, 10% convertible promissory note, fixed secured, originally maturing September 13, 2017	25,000	-
Note Seven, 10% convertible promissory note, fixed secured, originally maturing October 26, 2017, net of debt discount for debt issuance costs and warrants	300,308
	508,642	470,000
Less: Current portion	(508,642)	(470,000)
Long-term portion	$-	$-

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded a gain in regard to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”). Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The Company did not record a change in the fair value of Note One for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note One of $465 and $80,969. The interest expense associated with Note One was $0 and $1,765 for the three months ended September 30, 2017 and 2016, respectively. Interest expense associated with Note One was $0 and $5,236 for the nine months ended September 30, 2017 and 2016, respectively.

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The Company did not record a change in the fair value of Note Two for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note Two of $465 and $80,969. The interest expense associated with Note Two was $0 and $1,765 for the three months ended September 30, 2017 and 2016, respectively. Interest expense associated with Note Two was $0 and $5,236 for the nine months ended September 30, 2017 and 2016, respectively.

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amended Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”). In accordance with ASC 470, Debt, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. For the three and nine months ended September 30, 2016, the Company recorded a loss and gain, respectively, pertaining to the change in fair value of Note Three of $465 and $71,405. The interest expense associated with Note Three was $0 and $1,765 for the three months ended September 30, 2017 and 2016, respectively. Interest expense associated with Note Three was $0 and $4,430 for the nine months ended September 30, 2017 and 2016, respectively.

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

The debt discounts will be amortized to interest expense over the life of Note Five.  Amounts amortized to interest expense were approximately $64,603 and $0 for the three months ended September 30, 2017 and 2016, respectively.  Amounts amortized to interest expense were approximately $183,333 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Note Five was fully amortized at September 30, 2017. The interest expense associated with Note Five was $6,460 and $0 for the three months ended September 30, 2017 and 2016, respectively. Interest expense associated with Note Five was $18,333 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company evaluated Note Six in accordance with ASC 815, Derivatives and Hedging to determine if the conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the conversion feature did not meet the requirements for bifurcation pursuant to ASC 815. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception and determined that Note Six did not have a beneficial conversion feature. As a result, the Company recorded the conventional convertible note as a debt instrument in its entirety. The interest expense associated with Note Six was $2,713 and $0 for the nine months ended September 30, 2017 and 2016, respectively.  The interest expense associated with Note Six was $1,090 and $0 for the three months ended September 30, 2017 and 2016, respectively.

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

The Company evaluated Note Seven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Seven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. At inception, April 26, 2017, the fair value of Note Seven was $618,000 while as of September 30, 2017, the fair value of the liability was $310,000. Accordingly, the Company recorded a change in fair value loss of $210,000 related to Note Seven. In addition, the company recorded a debt discount relating to the warrants issued in the amount of $43,200 based on the relative fair values of Note Seven without the warrants and the warrants themselves at inception of Note Seven. The additional $25,000 retained by the Third Investor for due diligence and legal bills for the transaction and $3,000 paid to legal counsel was recorded as a debt discount.

The debt discounts will be amortized to interest expense over the life of Note Seven.  Amounts amortized to interest expense were approximately $36,220 and $0 for the three months ended September 30, 2017 and 2016, respectively.  Amounts amortized to interest expense were approximately $61,510 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The unamortized discount balance at September 30, 2017 was approximately $9,690. The interest expense associated with Note Seven was $5,027 and $0 for the three months ended September 30, 2017 and 2016, respectively. Interest expense associated with Note Seven was $8,579 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

On November 16, 2017, the Company amended the terms of Notes Five, Six and Seven, whose original maturity dates were September 12, 2017, September 12, 2017 and October 26, respectively. These notes now mature on May 16, 2018. See Note 20 for details relating to the amended terms of Note Five, Six and Seven.

12.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of September 30, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $102,000 as of September 30, 2017.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Eight”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Eight due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Eight was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Eight in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Eight will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2017, the fair value of the liability was $265,593 and accordingly the Company recorded a credit regarding the change in fair value of $8,971 and loss of $34,725, respectively for the nine and three months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Company recorded a charge in the change in fair value of $697 and $107,107, respectively. The interest expense associated with Note Eight was $2,675 and $2,646 for the three months ended September 30, 2017 and 2016. The interest expense associated with Note Eight was $7,853 and $7,853 for the nine months ended September 30, 2017 and 2016.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of September 30, 2017, the warrants granted are not exercisable.

13.	Promissory Notes and Notes Payable

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 13, the Company satisfied its liability in exchange for Series B Preferred Stock. As of September 30, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $0 for the three months ended September 30, 2017. The interest expense associated with the unsecured promissory note was $2,570 for the nine months ended September 30, 2017.

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and is due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 13, the Company satisfied its liability in exchange for Series B Preferred Stock. As of September 30, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $0 for the three months ended September 30, 2017. The interest expense associated with the unsecured promissory note was $2,570 for the nine months ended September 30, 2017.

14.	Notes Payable

Notes payable consisted of the following:

	September 30, 2017	December 31, 2016
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$44,344	$-
Loans Payable - Credit Union	16,857
Less: Current portion of loans payable	(10,268)	-
Long-term portion of loans payable	$50,933	$-

The interest expense associated with the notes payable was $230 and $300 for the three months ended September 30, 2017 and 2016, respectively. The interest expense associated with the notes payable was $460 and $600 for the nine months ended September 30, 2017 and 2016, respectively.

15.	Shareholders’ Equity (Deficit)

Common Stock

In May 2017, the Company issued 111,111 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

Series A convertible preferred stock

In October 2015, the Company issued a total of 1,000,000 shares of its Class A Preferred Stock as part of a reorganization in which Helix Opportunities LLC contributed 100% of itself and its wholly-owned subsidiaries, Security Consultants Group, LLC and Boss Security Solutions, Inc. to the Company in exchange for 1,000,000 convertible preferred shares of the Company. The Class A Preferred Stock included super majority voting rights and were convertible into 60% of the Company’s common stock. During the three months ended September 30, 2017, the Company modified the conversion rate on the Class A Preferred Stock to a 1:1 ratio. This modification reduced the amount of potentially dilutive Convertible Series A Stock by 15,746,127 shares to a total of 1,000,000 at September 30, 2017.

Series B convertible preferred stock

Series B Preferred Stock Purchase Agreement

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. This tranche of Series B Preferred Shares are convertible into 7,318,084 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees listed below and the satisfaction of the promissory notes discussed in Note 12.

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share (see Note 15). These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ equity (deficit).

On July 28, 2017, as contemplated by the Initial Series B Preferred Purchase Agreement, the Parties entered into a second Series B Preferred Stock Purchase Agreement (the “Second Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 1,680,000 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $840,000.

On August 29, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a third Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 369,756 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $120,000.

On September 15, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a third Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 462,195 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $150,000.

Series B Preferred Stock

In accordance with the Certificate of Incorporation, there were 9,000,000 authorized Series B Preferred Stock at a par value of $ 0.001. In connection with the Series B Preferred Stock Purchase Agreement, on May 12, 2017, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares. On August 23, 2017 the Certificate of Designations was amended and restated to increase the number of shares of Series B Preferred Stock authorized to be 13,000,000.

Conversion:

Each Series B Preferred Share is convertible at the option of the holder at any time on or after May 12, 2018 into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 9,830,035 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three and nine months ended September 30, 2017, the beneficial conversion amount of $8,044,958 and $11,200,845 was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at September 30, 2017.

For the Three Months Ended September 30, 2017
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(6,311,775)	$15,779,436
July 29, 2017	9.5	1,680,000	6,804,000	(1,493,561)	5,310,439
August 29, 2017	8.5	369,756	1,148,263	(143,533)	1,004,730
September 15, 2017	8	462,195	1,435,329	(96,089)	1,339,240
Total		9,830,035	$34,634,690	$(8,044,958)	$23,433,845

For the Nine Months Ended September 30, 2017
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(9,467,662)	$15,779,436
July 29, 2017	9.5	1,680,000	6,804,000	(1,493,561)	5,310,439
August 29, 2017	8.5	369,756	1,148,263	(143,533)	1,004,730
September 15, 2017	8	462,195	1,435,329	(96,089)	1,339,240
Total		9,830,035	$34,634,690	$(11,200,845)	$23,433,845

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

16.	Stock Options

As part of the Membership Interest Purchase Agreement entered into between the Company and Security Grade, on June 2, 2017 (see Note 5), the Company granted to the selling Members the option to purchase up to 414,854 shares of the Company’s common stock at a price of $0.001 per share. Of the 414,854 options granted, 207,427 were vested at closing and equity classified. The vesting of the remaining 207,427 shares were subject to certain milestones being achieved and was initially recognized as contingent consideration, both a component of purchase price. As a result of the milestones being met during the three months ended September 30, 2017, the remaining 207,427 shares have also vested. The options have an expiration date of 36 months from the closing date. The exercise price will be based on the fair market value of the share on the date of grant.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

	As of August 2, 2017	As of June 2, 2017
Exercise Price	$0.001	$0.001
Fair value of company’s common stock	$4.20	$4.42
Dividend yield	0%	0%
Expected volatility	179.9%	181.2%
Risk Free interest rate	1.52%	1.42%
Expected life (years)	2.67	2.67

Stock option activity for the nine-months ended September 30, 2017 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	-	-	-
Granted	414,854	$0.001	3.00
Forfeited and expired	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2017	414,854	$0.001	2.67

Vested options at September 30, 2017	414,854	$0.001	2.67

17.	Warrants

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant, of which the value was derived and based off the fair value of Note Five, to the fourth investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. As of September 30, 2017, the warrants granted were not exercised.

In connection with the issuance of the Note Seven the Company issued a warrant (the “Warrant”) to the Purchaser to purchase 150,000 shares of Common Stock pursuant to the terms and provisions thereunder. The Warrant is exercisable at any time within five (5) years of issuance and entitles the Purchaser to purchase 150,000 shares of the Common Stock at an exercise price of the lesser of either i) $1.00 or ii) a 50% discount to the lowest closing bid price thirty (30) trading days immediately preceding conversion, subject to certain adjustments.

Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after April 26, 2017 and on or before April 26, 2022, by delivery to the Company of the Notice of Exercise. As of September 30, 2017, the warrants granted were not exercised.

A summary of warrant activity is as follows:

September 30, 2017
	Warrant Shares	Weighed Average Exercise Price
Balance at beginning of period	1,920,000	$0.16

Warrants granted	637,195	$0.51

Balance at end of period	2,557,195	$0.25

 Liability to issue warrants

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share. These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ equity (deficit).

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of September 30, 2017	As of May 17, 2017
Fair value of company’s common stock	$3.10	$3.98
Dividend yield	0%	0%
Expected volatility	243.5%	181.2%
Risk Free interest rate	1.62%	1.42%
Expected life (years)	2.63	3.00
Fair value of financial instruments - warrants	$1,432,529	$1,839,133

The change in fair value of the financial instrument – warrants is as follows:

Amount
Balance as of January 1, 2017	$-

Fair value of warrants at date of inception	1,839,133

Change in fair value of liability to issue warrants	(406,604)

Balance as of September 30, 2017	$1,432,529

Amount
Balance as of June 30, 2017	$1,963,924

Change in fair value of liability to issue warrants	(531,395)

Balance as of September 30, 2017	$1,432,529

The Company recorded a charge of $531,395 and $406,604 for the three and nine months ended September 30, 2017 as a result of the change in the fair value of the obligation which was recorded in other income (expense) on the consolidated statements of operations.

18.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the nine months ended September 30, 2017 and 2016 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the nine months ended September 30, 2017 and 2016, the company has a net operating loss carry forward of approximately $5,800,000 and $1,385,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

19.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating leases amount to $14,438 and $18,033 during the three months ended September 30, 2017 and 2016, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $55,159 and $62,697, respectively.

20.	Subsequent Events

On October 11, 2017, as contemplated by the Initial Series B Preferred Purchase Agreement, the Parties entered into a Series B Preferred Stock Purchase Agreement (the “Fifth Series B Purchase Agreement”) whereby the Company conducted a fifth closing of the sale of its Series B Preferred Stock and issued and sold to the Purchaser 231,097.5 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $75,000.

On October 31, 2017, as contemplated by the Initial Series B Preferred Purchase Agreement, the Parties entered into a Series B Preferred Stock Purchase Agreement (the “Sixth Series B Purchase Agreement”) whereby the Company conducted a sixth closing of the sale of its Series B Preferred Stock and issued and sold to the Purchaser 246,504 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $80,000.

On October 31, 2017, as contemplated by the Initial Series B Preferred Purchase Agreement, the Parties entered into a Series B Preferred Stock Purchase Agreement (the “Seventh Series B Purchase Agreement”) whereby the Company conducted a seventh closing of the sale of its Series B Preferred Stock and issued and sold to the Purchaser 795,833 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $477,500.

On November 16, 2017, the Company amended Notes Five, Six, and Seven with the Fourth Investor. All three notes shall have maturity dates that are six months from November 16, 2017, shall convert at a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion, shall incur interest at an annual rate of 5%, and shall be prepayable at any time at 110% of the unpaid principal and accrued interest balances. Notes Six and Seven may be repaid by November 21, 2017 at a principal amount that is reduced by 15% of the stated Principal Amount. The Note Five, Six and Seven Principal Amounts are amended to $281,900, $38,441 and $131,107, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2016, as filed on July 7, 2017 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the three months ended September 30, 2017 and 2016

The following table shows our results of operations for the three months ended September 30, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue	$1,129,746	$612,017	$517,729	85%
Cost of revenue	814,031	447,690	366,341	82%
Gross margin	315,715	164,327	151,388	92%

Operating expenses	1,039,904	495,279	544,625	110%

Loss from operations	(724,189)	(330,952)	(393,237)	119%

Other (expense) income, net	468,832	(40,833)	509,665	-1248%

Net loss	(255,357)	(371,785)	116,428	-31%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(8,044,958)	-	(8,044,958)	N/A

Net loss attributable to common shareholders	$(8,300,315)	$(371,785)	$(7,928,530)	2133%

Revenue

Total revenue for the three months period ended September 30, 2017 was $1,129,746 which represented an increase of $517,729 compared to total revenue of $612,017 for the three months ended September 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, and additional revenue resulting from the Security Grade acquisition.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $366,341 for the three months ended September 30, 2017, to $814,031 as compared to $447,690 for the three months ended September 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended September 30, 2017 and 2016 were $1,039,904 and $495,279 respectively. The overall $544,625 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	Selling, general and administrative expenses – $190,359

●	Salaries and wages – $136,140

●	Professional and legal fees – $41,734

●	Depreciation and amortization – $176,392

The $190,359 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $136,140 increase in salaries and wages resulted from a significant increase in administrative headcount. The $41,734 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $176,932 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and intangible assets acquired in the Security Grade acquisition.

 Other (Expense) Income

Other (expense) income, net consisted of loss on the change in fair value of liability to issue warrants, loss on the change in the fair value of convertible notes, gain on the change in fair value of convertible notes – related party, gain on the change in fair value of contingent consideration, and interest expense. Other income (expense), net during the three months ended September 30, 2017 and 2016 was $468,832 and $(40,833) respectively. The $509,665 increase in other income (expense) was primarily attributable to a gain on fair value of convertible notes of $115,000, gain on fair value of obligation to issue warrants of $531,395 and interest expense of $117,760. The gain on fair value of convertible notes related to the change in the fair value of a secured convertible promissory note, gain on fair value of the obligation to issue warrants related to the change in the fair value of the Company’s obligation to issue warrants and interest expense was due to debt discounts associated with the issuance of convertible notes.

Net Loss

We had a net loss of $255,357 for the three months ended September 30, 2017, compared to a net loss of $371,785 for the three months ended September 30, 2016.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $8,044,958 for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2016.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $8,300,315 for the three months ended September 30, 2017, or $0.29 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $371,785 for the three months ended September 30, 2016, or $0.01 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the nine months ended September 30, 2017 and 2016

The following table shows our results of operations for the nine months ended September 30, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Change
	2017	2016	Dollars	Percentage
Revenue	$2,837,145	$1,477,345	$1,359,800	92%
Cost of revenue	2,192,366	1,149,278	1,043,088	91%
Gross margin	644,779	328,067	316,712	97%

Operating expenses	2,186,942	1,151,109	1,035,833	90%

Loss from operations	(1,542,163)	(823,042)	(719,121)	87%

Other (expense) income, net	(6,577,864)	(1,661,582)	(4,916,282)	296%

Net loss	(8,120,027)	(2,484,624)	(5,635,403)	227%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(11,200,845)	-	(11,200,845)	N/A

Net loss attributable to common shareholders	$(19,320,872)	$(2,484,624)	$(16,836,248)	678%

Revenue

Total revenue for the nine months period ended September 30, 2017 was $2,837,145, which represented an increase of $1,359,800 compared to total revenue of $1,477,345 for the nine months ended September 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, additional revenue resulting from the Security Grade acquisition and the development of the Cannabase Reach Platform, which did not previously exist.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $1,043,088 for the nine months ended September 30, 2017, to $2,192,366 as compared to $1,149,278 for the nine months ended September 30, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the nine months ended September 30, 2017 and 2016 were $2,186,942 and $1,151,109 respectively. The overall $1,035,833 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	Selling, general and administrative expenses – $364,428

●	Salaries and wages – $153,882

●	Professional and legal fees – $266,583

●	Depreciation and amortization – $250,940

The $364,428 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space, as well as work done to expand the Company into new states. The $153,882 increase in salaries and wages resulted from a significant increase in administrative headcount. The $266,583 increase in professional and legal fees primarily resulted from legal and accounting costs associated with being a fully reporting public company. The $250,940 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and intangible assets acquired in the Security Grade acquisition.

Other (Expense) Income

Other (expense) income, net consisted of loss on the change of fair value of liability of warrants to be issued, loss on extinguishment of debt, change in the fair value of convertible note – related party, change in the fair value of convertible notes, change in the fair value of contingent consideration, loss on induced conversion of convertible note and interest expense. Other income (expense), net during the nine months ended September 30, 2017 and 2016 was $(6,577,864) and $(1,661,582) respectively. The $4,916,282 increase in other income (expense) was primarily attributable to the change in fair value of liability of warrants to be issued of $406,604, loss on extinguishment of debt of $(4,611,395), change of fair value of convertible note – related party of $8,971, change in the fair value of convertible notes of $(210,000), change in the fair value of contingent consideration of $10,186, loss on induced conversion of convertible note of $(1,503,876) and interest expense of $678,354. The loss on extinguishment was a one-time non-cash charge based on an amended convertible note, the loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market, the change in fair value of convertible notes related to the change in the fair value of a secured convertible promissory note, and the interest expense was due to a beneficial conversion feature relating to a convertible note and debt discount amortized to interest expense..

Net Loss

We had a net loss of $8,120,027 for the nine months ended September 30, 2017, compared to net loss of $2,484,624 for the nine months ended September 30, 2016.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $11,200,845 for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $19,320,872 for the nine months ended September 30, 2017, or $0.68 net loss per share attributable to common shareholders – basic and diluted, compared to net loss attributable to common shareholders of $2,484,624 for the nine months ended September 30, 2016, or $0.09 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three and nine months ended September 30, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

As of September 30, 2017, we had a cash balance of $130,125, accounts receivable, net of $558,141 and $3,243,572 in current liabilities. At the current cash consumption rate, we will need to consider additional funding sources toward the end of fiscal 2017. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Capital Resources

 The following table summarizes total current assets, liabilities and working capital (deficit) for the periods indicated:

	September 30, 2017	December 31, 2016	Change
Current assets	$839,711	$315,815	$523,896
Current liabilities	3,243,572	1,110,007	2,133,565
Working capital (deficit)	$(2,403,861)	$(794,192)	$(1,609,669)

As of September 30, 2017, and December 31, 2016, we had a cash balance of $130,125 and $57,841, respectively.

Summary of Cash Flows.

	For the Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,452,666)	$(602,486)
Net cash used in investing activities	(1,709,239)	(422,061)
Net cash provided by financing activities	3,234,189	885,143

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2017 was 1,452,666. This included a net loss of $8,120,027, non-cash charge related to depreciation and amortization of $292,757, non-cash loss of $210,000 regarding the change in fair value of convertible notes, non-cash gain of $8,971 regarding the fair value of convertible notes – related party, non-cash gain of $10,186 regarding the change in fair value of contingent consideration, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash gain on the change in fair value of warrants to be issued of $406,604 and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $160,415. Net cash used in operating activities for the nine months ended September 30, 2016 was $602,486. This included a net loss of $2,484,624, non-cash loss of $19,250 on the fair value of liability of shares to be issued, non-cash non-employee stock compensation expense of $150,710, non-cash charge related to depreciation and amortization of $41,817, non-cash loss on the change in the fair value of convertible notes of $233,342, non-cash loss on the change in fair value of convertible notes – related party of $107,107, non-cash loss on the impairment of intangible assets of $1,278,323 and changes in accounts receivable, prepaid expenses, deposits, and accounts payable and accrued expenses of $51,589.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $1,709,239, which consisted of capital expenditures of $31,054, cash payments pursuant to the Revolutionary asset acquisition and Security Grade business acquisition of $1,631,313. Net cash used in investing activities for the nine months ended September 30, 2016 was $422,061, which consisted of $419,830 regarding cash payment pursuant to an acquisition and capital expenditures of $2,231.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $3,234,189, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $60,500, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $2,624,988, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466. Net cash provided by financing activities for the nine months ended September 30, 2016 was $885,143, which resulted from the issuance of convertible notes of $200,000, proceeds from the issuance of a convertible note to related parties of $300,000 and the proceeds of $385,143 from the issuance of common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the SEC on July 07, 2017 and should be read in conjunction with the Original filing on Form 10-K filed with the SEC on April 17, 2017.

Related Party Transactions

The Company has a loan outstanding from Helix Opportunities, LLC which is 50% owned by our Chief Executive Officer and 50% owned by a director of the Company. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of September 30, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $102,000 as of September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the nine months ended September 30, 2017 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of September 30, 2017 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the nine months ended September 30, 2017, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Kenney, et al. v. Helix TCS, Inc.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, we issued 111,111shares of restricted common stock to an investor per a subscription agreement, with proceeds received totaling $100,000. We also issued 9,830,035 shares of our Series B Preferred Stock to an investor pursuant to a Series B Purchase Agreement with net proceeds received totaling approximately $2,882,500 We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation of general advertising and the offerees made representations that they were accredited investors.

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

Date: November 20, 2017	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	November 20, 2017
Zachary L. Venegas	(Principal Executive Officer)
(Principal Financial Officer)

/s/ Paul Hodges	Director	November 20, 2017
Paul Hodges

/s/ Scott Ogur	Director	November 20, 2017
Scott Ogur

