Form 10-K
period 2017-12-31
Helix TCS, Inc.
filed 2018-03-28
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 28, 2018, the registrant had 29,714,598 shares of its common stock, par value $0.001 per share, outstanding.

i

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

ii

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

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which was comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall issue 207,427 additional stock options (the “Additional Stock Options”). The Company subsequently issued the 207,427 additional stock options on August 1, 2017 as well as a second cash payment of $800,000 pursuant to the original terms of the Agreement.

In the first quarter of 2018, the Company notified the selling members of Security Grade their intent on exercising their right of setoff noted in the Agreement after discovering misrepresentations made by the selling members of Security Grade. The Company has settled with three of the six selling members and are in talks with two of the other selling members. The Company has initiated a lawsuit against the sixth selling member. See Item 3. Legal Proceedings for further detail surrounding the lawsuit.

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company.

Overview

Helix TCS, Inc. provides Technology, Compliance, and Security solutions to the legal cannabis industry. Our mission is to provide clients with best-in-class operating solutions for the non-agricultural aspects of their business which enable them to run their businesses more safely, efficiently, and profitably. We accomplish this by delivering services that are critical in the logistics and compliance value chains through our service and product platform. As we increase our platform’s scale and scope, clients will be able to realize greater cost savings and services offered. We will continue to use organic growth as well as acquisition to continue to create value for clients and shareholders.

Commercial Services

Security is a primary concern for licensed cannabis businesses and the state regulators who oversee such programs. Facilities with cannabis permits must adopt strong security systems to protect their businesses and comply with regulations. These businesses maintain valuable inventories onsite and typically also have significant cash holdings since transactions are often conducted in cash. Such facilities are exposed to theft both from outsiders and employees. In addition, business operators in most legal cannabis states must show regulatory agencies that security systems carefully protect and track inventories and transactions. Failure to do so could not only result in large losses, but would also threaten businesses’ operating permits and force closure. In Colorado, for example, adult cannabis use laws stress the need for on premise security to control and enforce the age restrictions and act as a general deterrent to unlawful activity.

We provide effective security solutions to cannabis businesses, including assessments and planning, security system design and implementation, asset protection, transport, and assurance of security for the state licensing process. All systems and services are guaranteed to meet individual state regulatory requirements and to achieve compliance.

Security Systems/Physical Security

We provide security system assessment services for our customers and licensed cannabis business operators. Our core existing products and services include the following:

●	IP CCTV systems;

●	Intrusion alarm systems;

●	Perimeter alarm systems;

●	Access control;

●	Security consulting.

In 2015, we commenced offering armed and unarmed guards, as well as armed transport services to the cannabis industry in Colorado. As of 2018, we provide site risk assessments and consulting services as well. We have made significant investments in specialized vehicles, state security licenses, and high-level training programs, which have generated positive results in customer acquisition and retention. We have expanded our market further in 2018 by signing new clients in Colorado and forming strategic partnerships to facilitate the potential for national expansion.

Our physical security solutions include the following:

●	Armed and unarmed guards;

●	Armored transport;

●	Background checks;

●	Investigations;

●	Risk assessment.

Cannabase

Cannabase is an online community for registered legal cannabis license holders. As of December 31, 2017, a majority of the users are in the state of Colorado. After the acquisition of the Cannabase technology from Revolutionary Software, LLC in April 2016, we launched Cannabase Reach, which helps ancillary (non-licensed) cannabis businesses drive sales through advertising to the licensee community on Cannabase. Cannabase Reach advertising packages consist of virtual catalogues where vendors can display their products and services, promote deals, post business updates, post live surveys, and be reviewed by clients in the market. Packages also include ad points that allow vendors to put display ads up in the marketplace, driving traffic to their storefront, deals, or external website.

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

Despite this, twenty-nine states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medicinal use. Additionally, eight states, and the District of Columbia, have enacted laws that allow recreational adult use of cannabis. As a result of the foregoing, an unpredictable business environment has been created for cannabis companies that can legally operate under state laws but are nonetheless openly in violation of Federal laws. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

•	cannabis is not grown, used, or possessed on Federal properties.

The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has made statements implying that it could change this policy and decide to enforce the federal laws more stringently. In January 2018, the Trump administration rescinded the Obama-era directive of easing federal enforcement on legalized marijuana usage. We are unsure how it will affect the cannabis industry.

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

 Sales and Marketing Strategy

In 2018, we are evaluating expansion opportunities in five states, Washington D.C., and one international market, which we believe are the most active legal cannabis territories that we can effectively service in the near term. While market data sources are limited for the industry, we estimate that there may be over 6,600 permitted cannabis facilities within our targeted territories in 2017-2018.

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

Business Acquisition

During the second quarter of 2017, we greatly enhanced our core operations with the acquisition of Security Grade. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. This strategic acquisition will help field the growing demand in the Legal Cannabis Industry.

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company.

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

Cannabase was a tradename used for an attempt to build an online community. There was virtually no revenue created prior to our acquisition of Revolutionary assets. The Company has and will continue to spend significant capital to attempt to develop this online community. The Company intends to do this by writing new software code, hiring salespeople, and opening into other states. Revolutionary was not scalable on a multi-regional basis due to it being limited to the legal cannabis industry which is operational in certain states. The revenues generated since the asset acquisition have been generated from an advertising business model that was not in effect at Revolutionary. Since only nominal revenues had been generated previous to the acquisition, and the Company has had to, and will continue to, invest substantial capital to transform the software assets acquired for use in a new business model.

We are currently in the process of developing advertising, consumer-focused, and data-related business lines using the intellectual property acquired. To achieve the new business plan, we expect it will continue to take significant management time, as well as substantial financial resources in software development, marketing, sales personnel, and technology expenditures.

Competition

We have positioned ourselves as an innovative security firm with a recognizable brand that offers effective and consistent services. Our competition in the security services sector of the cannabis industry includes: Blue Line Protection Group, Safe Systems, Inc., Canna Security America, Iron Protection Group, and a variety of smaller, local security companies. Certain of these security providers are larger than we are and have greater financial resources than we do. We believe that we can continue to compete with these companies based on our favorable reputation for outstanding reliability, customer service, and value added. There is no assurance, however, that our ability to deliver services successfully will not be impacted by competition that currently exists or may arise in the future.

Employees

As of December 31, 2017, we employed 79 full time employees and 38 part time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

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

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and our shareholder may lose all or part of their investment in our company.

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

Currently, twenty-nine states, the District of Columbia and the United States territories of Guam and Puerto Rico allow individuals to use medicinal cannabis legally. Furthermore, eight states, and the District of Columbia have enacted laws that allow recreational adult use of cannabis. Continued growth and innovation in the cannabis industry is dependent upon continued legislative acceptance and approval of cannabis use at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt the use or sale of cannabis, which would negatively impact our business.

Cannabis remains illegal under Federal law.

Despite the emergence of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on the Federal level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medicinal purposes, and thus, Federal law criminalizing the use of cannabis preempts state laws that legalize its use. The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration has made statements implying that it could change this policy and decide to enforce the federal laws strongly, though no specific measures have yet been implemented other than revocation of the Cole Memo and two others. Any negative material change in the Federal government’s policy on enforcement of these laws could potentially cause significant financial damage to us and our shareholders.

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

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis. If such legislation were enacted, our customers may discontinue the use of our services and our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

We will need additional capital to fund our operations.

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

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property which includes business processes. However, we cannot assure you that we will be able to adequately protect our intellectual property from misappropriation in the United States This risk may be increased due to the lack of any patent and/or copyright protection. Despite our efforts to protect our intellectual property rights, others may independently develop similar marks or duplicate our service offerings. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights in the United States in a cost-effective manner. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.

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

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC causes our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Risks Related to Our Common Stock

Our officers and directors own a large amount of our common stock and are in a position to affect all matters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of December 31, 2017, our control entity, Helix Opportunities, LLC (“Helix Opportunities”), and its officers and directors beneficially own approximately 23,686,000 shares of our common stock (82.3)%. We have 28,771,402 outstanding shares of common stock as of December 31, 2017. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. This level of control may also have an adverse impact on the market value of our shares, as the control entity can institute or undertake transactions, policies or programs, that result in losses. In addition, they might not take steps to increase visibility and presence in the financial community and/or may sell sufficient numbers of shares to significantly decrease the appropriate price per share.

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

Our common stock is currently quoted on the OTCQB, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the NASDAQ Stock Market. The OTCQB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations also may make it more difficult and expensive for us to obtain director and officer liability insurance and we may at times be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Thus, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

The market price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Changes in our industry;

●	Competitive pricing pressure;

●	Our ability to obtain working capital financing;

●	Quarterly variations in our results of operations;

●	Changes in estimates of our financial results;

●	Investors’ general perception of the Company;

●	Disruption to our operations;

●	The emergence of new sales channels in which we are unable to compete effectively;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our Board of Directors or management; and

●	Changes in governmental regulations or in the status of our regulatory approvals.

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

We lease office space at 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111, pursuant to a five-year lease expiring on February 28, 2021, pursuant to which we will pay a monthly payment of $6,011 to $6,718, throughout the course of the lease. We also lease office space at 10200 E. Girard Avenue, Denver, CO 80231, pursuant to a 26 month lease expiring on May 31, 2018, pursuant to which we will pay a monthly payment of $3,440 through the end of the lease. We believe that our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. On April 3, 2017, we moved to dismiss the complaint. As of December 31, 2017, the claim is currently in the process of discovery.

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

At this time, the Company is not able to predict the outcome of the lawsuits, any possible loss or possible range of loss associated with the lawsuits or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuits are wholly without merit and will defend itself from these claims vigorously.

Helix TCS, Inc. v. Beckett, et al.

On March 6, 2018 the Company filed a lawsuit in the District Court for the city and county of Denver alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Security Grade acquisition. Following the appointment of a registered Pubic Company Accounting Oversight Board (“PCAOB”) auditor, certain financial misrepresentations, including undisclosed liabilities, the overstatement of revenues, and the misclassification of certain revenues as being recurring, were discovered, ultimately artificially inflating the price of the membership interests in Security Grade.

At this time, the Company has entered a declaration surrounding their right of setoff against one or more of the sellers pursuant in the terms of the Master Interest Purchase Agreement. The Company cannot currently predict the outcome of the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

 PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SERCURITIES.

Market Information

Our common stock is quoted on the OTC QB tier of the OTC Markets, Inc. under the symbol “HLIX”. Our stock has been thinly traded on the OTC QB and there can be no assurance that a liquid market for our common stock will ever develop. The table below includes activity from the fiscal years ended December 31, 2017 and 2016, based on the aforementioned acquisition and exchange agreement with Helix TCS, LLC.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$0.33	$0.33
Second Quarter	$0.40	$0.23
Third Quarter	$1.23	$1.10
Fourth Quarter	$8.12	$7.18

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$8.75	$3.25
Second Quarter	$9.25	$3.80
Third Quarter	$4.95	$2.26
Fourth Quarter	$4.60	$0.75

Holders

As of March 28, 2018, there were approximately 90 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we issued 111,111 shares of restricted common stock to an investor per a subscription agreement, with proceeds received totaling $100,000. We also issued 13,306,599 shares of our Series B Preferred Stock to an investor pursuant to a Series B Purchase Agreement with net proceeds received totaling approximately $3,577,500. Additionally, we issued 126,880 shares of restricted common stock related to a cashless exercise on the conversion of previously issued warrants to purchase common stock. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation of general advertising and the offerees made representations that they were accredited investors. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(2) for transactions not involving a public offering is based on the following facts:

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

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

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

We have greatly enhanced our core operations with the recent acquisition of Security Grade and plan of merger with BioTrackTHC. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the Years Ended December 31, 2017 and 2016

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the years ended December 31, 2017 and 2016. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2017	2016	Dollars	Percentage
Revenue	$4,029,800	$2,121,600	$1,908,200	89.9%
Cost of revenue	2,877,024	1,835,156	1,041,868	56.8%
Gross margin	1,152,776	286,444	866,332	302.4%

Operating expenses	4,376,773	2,869,122	1,507,651	52.5%

Loss from operations	(3,223,997)	(2,582,678)	(641,319)	24.8%

Other income (expense), net	(7,371,316)	(4,677,088)	(2,694,228)	57.6%

Net loss	(10,595,313)	(7,259,766)	(3,335,547)	45.9%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(21,976,881)	-	(21,976,881)

Net loss attributable to common shareholders	$(32,572,194)	$(7,259,766)	$(25,312,428)	348.7%

Revenue

Total revenue for the year ended December 31, 2017 was $4,029,800, which represented an increase of $1,908,200, or 89.9%, compared to total revenue of $2,121,600 for the year ended December 31, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, the introduction of retail transportation services, and additional revenue resulting from the Security Grade acquisition.

Cost of Revenue

Cost of revenue for the years ended December 31, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $1,041,868, or 56.8%, for the year ended December 31, 2017, to $2,877,024, as compared to $1,835,156 for the year ended December 31, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2017 and 2016 were $4,376,773 and $2,869,122, respectively. The overall $1,507,651 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $488,511

●	Salaries and wages – $554,401

●	Professional and legal fees – $46,214

●	Depreciation and amortization – $418,525

The $488,511 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space and work done to expand the Company into new states. The $554,401 increase in salaries and wages resulted from a significant increase in headcount, including Security Grade personnel. The $46,214 increase in professional and legal fees resulted from legal and accounting costs associated with being a fully reporting public company. The $418,525 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and amortization of intangible assets acquired in the Security Grade acquisition.

Other (Expense) Income, net

Other (expense) income, net consisted of loss on the change in fair value of liability to issue warrants, loss on the change in the fair value of convertible notes, gain on the change in fair value of convertible notes – related party, gain on the change in fair value of contingent consideration, and interest expense. Other (expense) income, net during the year ended December 31, 2017 and 2016 was $(7,371,316) and $(4,677,088), respectively. The $2,694,228 increase in other income (expense) was primarily attributable to a loss on fair value of convertible notes of $(1,201,004), loss on extinguishment of debt of $(4,611,395), loss on induced conversion of convertible notes of $(1,503,876), gain on fair value of obligation to issue warrants of $590,436 and interest expense of $674,313. The loss on fair value of convertible notes related to the change in the fair value of a secured convertible promissory note, the loss on extinguishment was a one-time non-cash charge based on an amended convertible note, the loss on induced conversion of convertible notes was a one-time non-cash charge based on convertible notes amended and converted at a share price lower than market, the gain on fair value of the obligation to issue warrants related to the change in the fair value of the Company’s obligation to issue warrants and interest expense was due to debt discounts associated with the issuance of convertible notes.

Net Loss

We had a net loss of $10,595,313 for the year ended December 31, 2017, or $0.37 net loss per common share – basic and diluted, compared to net loss of $7,259,766 for the year ended December 31, 2016, or $0.27 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $21,976,881 for the year ended December 31, 2017 compared to $0 for the year ended December 31, 2016.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $32,572,194 for the year ended December 31, 2017, or $1.14 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $7,259,766 for the year ended December 31, 2016, or $0.27 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include and adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2017, we have generated revenue and are trying to achieve positive cash flows from operations.

As of December 31, 2017, we had a cash balance of $868,554, accounts receivable, net of $610,313 and $5,297,606 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of Fiscal 2018. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31,
	2017	2016	Change
Current assets	$1,519,714	$315,815	$1,203,899
Current liabilities	5,297,606	1,110,007	4,187,599
Working capital	$(3,777,892)	$(794,192)	$(2,983,700)

As of December 31, 2017 and 2016, we had a cash balance of $868,554 and $57,841, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2017	2016

Net cash used in operating activities	$(1,681,513)	$(1,338,125)
Net cash used in investing activities	(1,717,225)	(194,959)
Net cash provided by financing activities	4,209,451	1,436,643

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2017 was $1,681,513. This included a net loss of $10,595,313, non-cash charge related to depreciation and amortization of $479,014, non-cash loss of $1,201,004 regarding the change in fair value of convertible notes, non-cash gain of $31,068 regarding the fair value of convertible notes – related party, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash loss on the change in fair value of warrants to be issued of $590,436 and changes in accounts receivable, deposits, accounts payable, accrued expenses, costs in excess of billings, billings in excess of costs and deferred rent of $86,056. Net cash used in operating activities for the year ended December 31, 2016 was $1,338,125. This included a net loss of $7,259,766, non-cash charge related to depreciation and amortization of $60,489, bad debt expense of $31,767, non-cash loss of $124,574 in regards to the fair value of convertible notes, non-cash loss of $2,830,143 in regards to the induced conversion of convertible notes, non-cash loss on impairment of intangibles of $1,278,323, non-cash loss on fair value of liability of shares to be issued of $415,366, non-cash loss on non-employee stock compensation expense of $1,446,536 and changes in accounts receivable, prepaid expenses, deposits, accounts payable and accrued expenses of $265,557.

Net cash used in investing activities. Net cash used in investing activities for the year ended December 30, 2017 was $1,717,225, which consisted of capital expenditures of $39,040, cash payments pursuant to the Revolutionary asset acquisition and Security Grade business acquisition of $1,678,185. Net cash used in investing activities for the year ended December 31, 2016 was $194,959, which consisted of capital expenditures of $23,049 and cash payments pursuant to the Revolutionary asset acquisition of $171,910.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2017 was $4,209,451, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $83,250, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $3,577,500, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466. Net cash provided by financing activities for the year ended December 31, 2016 was $1,436,643, which resulted from proceeds from the issuance of convertible notes of $850,000, proceeds of $510,143 from the issuance of common stock pursuant to share purchase agreements and advances from shareholders of $76,500.

Off-Balance Sheet Arrangements

None.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information, and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $3,000 and $31,767 at December 31, 2017 and 2016, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue and net income on an ongoing basis.

With the adoption of the standard, the consolidated financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force. ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2017 and 2016, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-40 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is our Principal Executive Officer, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer has concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the annual period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2017 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2017 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the year ended December 31, 2017, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information as of March 28, 2018 are set forth below.

Name	Position	Age
Zachary Venegas	Chief Executive Officer and Director	47
Scott Ogur	Chief Financial Officer and Director	46
Paul Hodges	Director	63

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

Zachary Venegas, Chief Executive Officer and Director

Mr. Venegas has been the Chief Executive Officer and a director of the Company since [its inception]. Before joining Helix, he was a managing director at Spruce Investment Advisors, LLC for nearly two years, where he managed a private equity portfolio with a net asset value of $500 million. In 2014, Mr. Venegas co-founded and became managing partner of Scimitar Global Ventures, a Dubai-based private equity and venture firm focused on Europe, Africa and the Middle East. During his nine years at Scimitar, Mr. Venegas led the firm’s activities in deal origination, negotiations, capital raising and macroeconomic and geopolitical analysis, leading investments across four continents and multiple industries. He represented Scimitar in numerous media appearances, including Bloomberg Television, CNBC and Barron’s.

In addition, Mr. Venegas was the founder and chief executive officer of Omega Strategic Services Group LLC, a dynamic corporate/competitive intelligence and security advisory firm with operations in the Middle East and Africa that supported investors and corporations in creating successful operating environments and helping them to succeed by providing them with distinct, actionable intelligence and real-time data analytics. Earlier in his career, he worked at J.P. Morgan Private Bank in Geneva, Switzerland focused on the Middle East, and went on to lead the bank’s Bahrain office before leaving to found Scimitar.

 Mr. Venegas received his M.B.A. in Finance and International Business from New York University’s Stern School of Business and a B.S. in Classical Arabic and Portuguese Languages from the United States Military Academy, West Point. Prior to his business career, he served with distinction in the U.S. Army as an Infantry officer. Born in Brooklyn, New York, he has lived in Switzerland, England, France, Brazil, Egypt, Jordan, Bahrain, the UAE, Saudi Arabia, Ghana, DR Congo, South Africa, Singapore, and Thailand and has operated in over 70 countries throughout the Middle East, Asia, Europe and Africa. Mr. Venegas speaks Arabic, French, Portuguese, Romanian and Spanish and has a conversational command of Afrikaans and Swahili.

We believe Mr. Venegas brings to our Board of Directors valuable perspective and experience as our Chief Executive Officer and as a large stockholder, as well as knowledge of the industry and experience managing and directing companies through various stages of development, all of which qualify him to serve as one of our directors.

Scott Ogur, Chief Financial Officer and Director

Mr. Ogur, CFA, has been a Director of the Company since May 2017 and our Chief Financial Officer since January 2018. Mr. Ogur has over 20 years of financial services experience. From 2014 to 2017, Mr. Ogur was chief financial officer and managing director of Spruce Investment Advisors, LLC. From 2012 to 2014, he was chief financial officer of Beacon Mortgage Corp. Prior to that, Mr. Ogur was chief financial officer of Algorithmic Trading Management, LLC, chief investment officer of Scimitar Global Ventures, and portfolio manager for J.P. Morgan. He currently serves on the board of directors of MetricStream, a governance, risk, and compliance software company, as well as Independent Diplomat, a not-for-profit diplomatic advisory group of which he is also treasurer. Mr. Ogur holds a B.S. in Business Administration, Accounting from Bucknell University and an M.B.A. from New York University’s Stern School of Business. Mr. Ogur is a CFA Charterholder.

We believe Mr. Ogur’s financial and accounting experience, perspective as a large stockholder and his knowledge of our operations, bring to our Board of Directors important skills and qualify him to serve as one of our directors.

Paul Hodges, Director

Mr. Hodges has been a Director and Senior Advisor of the Company since 2016. He currently serves as principal, president and chief executive officer of Yottabyte, LLC, a software-defined storage company. Mr. Hodges has a 20-year track record as a successful entrepreneur. Most recently, he served as a principal of Netarx, Inc., a network integration and services organization, which he helped grow substantially during his tenure. Earlier, Mr. Hodges co-founded and was chief executive officer of Codespear, LLC, a developer of broadcast alert and interoperable communications software, now part of Federal Signal Corporation. In 2007, he was a founder of First Michigan Bancorp, Inc. (renamed Talmer Bancorp, Inc. and acquired by Chemical Financial Corporation (NASDAQ: CHFC) in 2016) and a director until 2018. Other companies he has founded include Bloomfield Computer Systems, Inc., later purchased by Datatec Ltd., an international IT and managed services provider, and the marketing and advertising agencies ePrize, Inc. and Alteris Group, LLC. Mr. Hodges was appointed by the Governor of Michigan to serve as a director of the Michigan Strategic Fund from 2007 through 2012. Mr. Hodges studied computer engineering at Lawrence Technological University.

We believe Mr. Hodges’ experience as an entrepreneur and directing companies through various stages of development, bring to our Board of Directors important skills related to strategic planning and qualify him to serve as one of our directors.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our directors be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board. Our Board does not expect this structure to adversely affect its ability to act independently and satisfy its other requirements.

Our Board of Directors has not established an audit committee and does not have an audit committee financial expert due to our limited size. Since we do not have an audit committee comprised of independent directors, the functions that would have been performed by the audit committee are performed by our directors.

Our Board of Directors also does not have standing compensation or nominating committees. Our Board does not believe a compensation or nominating committee is necessary based on the size of our Company and the current levels of compensation to corporate officers. Our Board will consider establishing compensation and nominating committees at the appropriate time.

Our entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of our Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, our Board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of our Board and the Company, to maintain a balance of knowledge, experience and capability.

Our Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2017, were timely.

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

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services of our named executive officer for the past two fiscal years.

Summary Compensation Table

			All
		Base	Other
	Fiscal	Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Zachary Venegas	2017	200,000	-	200,000
President /CEO, Director	2016	45,371	-	45,371

We made no individual grants of restricted stock or stock options to, and there were no stock options exercised by, our named executive officer for the period from October 25, 2015 (inception) through December 31, 2017. Currently, we have no employment agreements in place with our named executive officer. Additionally, we do not have any pension plans, compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in control of our Company.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards held by our named executive officer as of December 31, 2017.

DIRECTOR COMPENSATION

There was no compensation awarded to, earned by, or paid to the members of our Board of Directors by us during the year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 28, 2018 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 28, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Helix TCS, Inc., 5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111.

The following table assumes 29,714,598 shares are outstanding as of March 28, 2018.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage Ownership of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned	Percentage Ownership of Series B Preferred Stock	Total Percentage of Voting Power
5% Beneficial Shareholders
RSF4, LLC (1)	500,000	1.7%	-	0.0%	13,784,201	100.0%	31%
Helix Opportunities, LLC (2)	22,711,000	76.4%	1,000,000	100.0%	-	-	54%
Officers and Directors
Zachary Venegas (2)	22,711,000	76.4%	1,000,000	100%	-	-	54%
Scott Ogur (2)	22,711,000	76.4%	1,000,000	100%	-	-	54%
Paul Hodges (3)	975,000	3.3%	-	0.0%	-	-	2%
Officers and Directors as a Group (3 persons)	23,686,000	79.7%	1,000,000	100.00%	-	-	56%

(1)	RSF4, LLC, a Delaware limited liability company, is solely managed by Rose Capital Fund I GP, LLC, a Delaware limited liability company (“Rose GP”). Rose GP has the sole power to vote or sell the shares of our Series B Preferred Stock held by RSF4, LLC. Rose GP is owned 50% by Andrew Schweibold and 50% by Jonathan Rosenthal. As a result of the foregoing, Rose GP, Schweibold and Rosenthal may be deemed to be beneficial owners of the shares of our Series B Preferred Stock held by RSF4, LLC.

(2)	Messrs. Venegas and Ogur each own 50% of Helix Opportunities, LLC.

(3)	Consists of (i) 960,000 shares of Common Stock and (ii) 15,000 shares of Common Stock issued on February 26, 2018 in conjunction with the amendment of a note payable.

Equity Compensation Plan Information Table

The following table sets forth the indicated information as of December 31, 2017 with respect to our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Helix TCS, Inc. 2017 Omnibus Stock Plan	-	$-	5,000,000

Total		$-	5,000,000

Our only equity compensation plan is the Helix TCS, Inc. 2017 Omnibus Stock Plan, which was approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Zachary L. Venegas, our Chief Executive Officer, director and Scott Ogur, Chief Financial Officer, director each own 50% of Helix Opportunities LLC.

Advances from Related Parties

The Company had a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of December 31, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $124,750 as of December 31, 2017.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Eight”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Eight due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Eight was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Eight in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Eight will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2017, the fair value of the liability was $243,506 and accordingly the Company recorded a credit regarding the change in fair value of $31,068. For the year ended December 31, 2016, the Company recorded a charge in the change in fair value of $124,574. The interest expense associated with Note Eight was $10,528 and $8,487 for the twelve months ended December 31, 2017 and 2016, respectively.

On February 20, 2018, the Company entered into an agreement to amend Note Eight with Paul Hodges. The Company and Related Party Holder desire to extend the maturity date of the Note to August 20, 2018. See Note 22, Subsequent Events for further detail surrounding the transaction.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder (Mr. Hodges) per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of December 31, 2017, the warrants granted are not exercisable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth all fees paid or accrued by the Company for the audit and other services provided by the Company’s public accounting firm for the years ended December 31, 2017 and December 31, 2016:

Services	2017	2016

Audit Fees	$86,280	$756
Audit-Related Services	-	-
Tax Fees	-	-
Total Fees	$86,280	$756

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.

(b) Exhibits.

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc.	10-12G	2.1	12/09/16

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc.	10-12G	3.i.1	12/09/16

3.1.2	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc.	10-12G	3.i.2	12/09/16

3.1.3	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc. – Certificate of Designation of Rights and Privileges of Class A Preferred Convertible Super Majority Voting Stock.	10-12G	3.i.3	12/09/16

3.1.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $.001 Par Value Per Share.	8-K	3.1	05/19/17

3.1.5	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share.	8-K	3.1	8/30/17

3.1.6	Amended and Restated Certificate of Designations, Preferences and Rights of Class A Preferred Convertible Super Majority Voting Stock, $.001 Par Value Per Share	8-K	3.1	9/21/17

3.1.7	Amendment No. 2 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share	8-K	3.1	12/20/17

3.2	Bylaws of Jubilee4 Gold, Inc.	10-12G	3(ii).1	12/09/16

4.1	Form of Registration Rights Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.4	02/24/17

4.2	Form of Warrant for the purchase of 25,000 shares of common stock of Helix TCS, Inc. issued February 13, 2017.	8-K/A	10.8	02/24/17

4.3	Form of Warrant for the purchase of 150,000 shares of common stock of Helix TCS, Inc. issued April 26, 2017.	8-K	10.2	05/01/17

10.1	Asset Purchase Agreement dated as of April 11, 2016 by Revolutionary Software, LLC and Helix TCS, Inc.	10-12G	10.1	12/09/16

10.2	Form of Convertible Promissory Note.	10-12G	4.1	12/09/16

10.3	Form of Unsecured Promissory Note.	8-K	10.1	02/16/17

10.4	Form of Investment Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.6	02/24/17

10.5	Form of Subsidiary Guarantee dated as of February 13, 2017 by each of the signatories thereto.	8-K/A	10.7	02/24/17

10.6	Form of Security Agreement dated as of February 13, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.9	02/24/17

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

10.7	Form of Securities Purchase Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.10	02/24/17

10.7.1	Annexes III and IV to the Securities Purchase Agreement.	8-K/A	10.2	02/24/17

10.8	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC.	8-K/A	10.1	02/24/17

10.8.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC, dated November 16, 2017.			Filed herewith

10.9	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,0000 payable to RedDiamond Partners, LLC.	8-K/A	10.3	02/24/17

10.9.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,000 payable to RedDiamond Partners, LLC, dated November 16, 2017.			Filed herewith

10.10	Form of Term Sheet and Summary of the Offering and Subscription Agreement for shares of common stock of Helix TCS, Inc.	10-K	10.13	04/17/17

10.11	Form of Term Sheet and Summary of the Offering and Subscription Agreement and Representations for Unsecured Convertible Promissory Note.	10-K	10.14	04/17/17

10.12	Form of Securities Purchase Agreement dated as of April 26, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.1	05/01/17

10.13	Form of Security Agreement dated as of April 26, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.3	05/01/17

10.14	Form of Subsidiary Guarantee dated as of April 26, 2017 by each of the signatories thereto.	8-K	10.4	05/01/17

10.15	Form of 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,000 payable to RedDiamond Partners, LLC.	8-K	4.1	05/01/17

10.15.1	Amendment to 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,0000 payable to RedDiamond Partners, LLC, dated November 16, 2017.			Filed herewith

10.16	Form of Subscription Agreement and Representations for 111,111 shares of common stock of Helix TCS, Inc. dated as of May 2017.	8-K	10.1	05/11/17

10.17	Form of Helix TCS, Inc. Series B Preferred Stock Purchase Agreement dated May 17, 2017 by and among Helix TCS, Inc., Helix Opportunities, LLC and RSF4, LLC.	10-Q	10.1	5/22/17

10.18	Form of Helix TCS, Inc. Second Series B Preferred Stock Purchase Agreement by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/02/17

10.19	Form of Helix TCS, Inc. Third Series B Preferred Stock Purchase Agreement dated as of August 25, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/30/17

10.20	Form of Helix TCS, Inc. Fourth Series B Preferred Stock Purchase Agreement dated as of September 15, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	9/21/17

10.21	Form of Helix TCS, Inc. Fifth Series B Preferred Stock Purchase Agreement dated as of October 11, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.3	10/11/17
39

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

10.22	Form of Helix TCS, Inc. Sixth Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.4	11/2/17

10.23	Form Helix TCS, Inc. Seventh Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.5	11/2/17

10.24	Form of Helix TCS, Inc. Eighth Series B Preferred Stock Purchase Agreement dated as of December 19, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.7	12/20/17

10.25	Form of Helix TCS, Inc. Investor Rights Agreement dated May 17, 2017 by and among Helix TCS, Inc. and the investors listed, including Rose Capital.	10-Q	10.2	5/22/17

10.26	Form of Helix TCS, Inc. Right of First Refusal and Co-Sale Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. Series A Preferred and Common Stock listed and those person and entities listed.	10-Q	10.3	5/22/17

10.27	Form of Helix TCS, Inc. Voting Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. common stock and persons and entities listed therein.	10-Q	10.4	5/22/17

10.28	Form of Membership Interest Purchase Agreement by and between Helix TCS, Inc. and Security Grade Protective Services, Ltd. and Sellers dated June 2, 2017.	8-K	10.1	06/08/17

10.29#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and Derek Porter.	8-K	10.2	06/08/17

10.30#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and David Beckett.	8-K	10.3	06/08/17

10.31#	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan.	8-K	10.6	11/16/17

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

101.INS	XBRL Instance Document.			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.			Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	March 28, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Paul Hodges	Director	March 28, 2018
Paul Hodges

/s/ Scott Ogur	Chief Financial Officer	March 28, 2018
Scott Ogur	(Principal Financial Officer)

HELIX TCS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Helix TCS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helix TCS, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, CO

March 28, 2018

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$868,554	$57,841
Accounts receivable, net	610,313	257,974
Costs & earnings in excess of billings	40,847	-
Total current assets	1,519,714	315,815

Property and equipment, net	117,546	55,600
Intangible assets, net	3,042,259	279,744
Goodwill	664,329	-
Deposits and other assets	68,313	20,290
Total assets	$5,412,161	$671,449

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$598,637	$106,600
Advances from related parties	124,750	76,500
Billings in excess of costs	20,191	-
Deferred rent	9,667	4,243
Notes payable, current portion	11,179	-
Obligation pursuant to acquisition	559,103	178,090
Convertible notes payable, net of discount	1,301,004	470,000
Convertible note payable - related party	243,506	274,574
Obligation to issue warrants	2,429,569	-
Total current liabilities	5,297,606	1,110,007

Long-term liabilities
Notes payable, net of current portion	53,293	-
Total long-term liabilities	53,293	-

Total liabilities	5,350,899	1,110,007

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2017 and December 31, 2016	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,306,599 issued and outstanding as of December 31, 2017 and December 31, 2016	13,307	-
Common stock; par value $0.001; 200,000,000 shares authorized; 28,771,402 shares issued and outstanding as of December 31, 2017; 28,533,411 shares issued and outstanding as of December 31, 2016	28,771	28,533
Additional paid-in capital	18,189,218	7,107,630
Accumulated deficit	(18,171,031)	(7,575,721)
Total shareholders’ equity (deficit)	61,262	(438,558)
Total liabilities and shareholders’ equity (deficit)	$5,412,161	$671,449

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenue	$4,029,800	$2,121,600
Cost of revenue	2,877,024	1,835,156
Gross margin	1,152,776	286,444

Operating expenses:
Selling, general and administrative	1,019,091	530,580
Salaries and wages	1,020,812	466,411
Professional and legal fees	1,857,856	1,811,642
Depreciation and amortization	479,014	60,489
Total operating expenses	4,376,773	2,869,122

Loss from operations	(3,223,997)	(2,582,678)

Other income (expense):
Change in fair value of convertible note	(1,201,004)	-
Change in fair value of convertible note - related party	31,068	(124,574)
Change in fair value of obligation to issue warrants	590,436	-
Interest expense	(674,313)	(28,682)
Loss on sale of assets	(2,232)
Loss on fair value of liability of shares to be issued	-	(415,366)
Loss on extinguishment of debt	(4,611,395)	-
Loss on induced conversion of convertible notes	(1,503,876)	(2,830,143)
Loss on impairment of intangible assets	-	(1,278,323)
Other income (expense), net	(7,371,316)	(4,677,088)

Net loss	$(10,595,313)	$(7,259,766)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(21,976,881)	-

Net loss attributable to common shareholders	$(32,572,194)	$(7,259,766)

Net loss per share attributable to common shareholders - basic and diluted	$(1.14)	$(0.27)

Weighted average common shares outstanding - basic and diluted	28,612,727	26,723,656

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	23,203,211	$23,203	1,000,000	$1,000	-	$-	$539,134	$(315,955)	$247,382

Issuance of common stock per share purchase agreements	2,087,000	2,087	-	-	-	-	508,056	-	510,143

Issuance of common stock to non-employees	528,200	528	-	-	-	-	1,876,374	-	1,876,902

Issuance of common stock pursuant to acquisition	2,395,000	2,395	-	-	-	-	942,480	-	944,875

Issuance of common stock upon conversion of notes payable	320,000	320	-	-	-	-	3,141,729	-	3,142,049

Warrant issuance to related party	-	-	-	-	-	-	99,857	-	99,857

Net loss	-	-	-	-	-	-	-	(7,259,766)	(7,259,766)

Balance at December 31, 2016	28,533,411	$28,533	1,000,000	$1,000	-	$-	$7,107,630	$(7,575,721)	$(438,558)

Beneficial conversion feature of Series B convertible preferred stock							21,976,881	-	21,976,881

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(21,976,881)	-	(21,976,881)

Issuance of Series B preferred shares					13,306,599	11,766	3,923,234	-	3,935,000

Cost of issuance of Series B preferred shares							(1,941,633)		(1,941,633)

Stock options issued pursuant to acquisition consideration							916,643	-	916,643

Stock options issued in satisfaction of contingent consideration							871,193	-	871,193

Induced conversion of convertible debt						1,541	2,002,335	-	2,003,876

Issuance of common stock per share purchase agreements	111,111	111					99,889	-	100,000

Issuance of common stock relating to cashless exercise of warrants	126,880	127					461,296		461,423

Reversal of additional paid in capital – warrants related to cashless exercise of warrants							(461,296)		(461,296)

Warrant issuances to investors							93,200	-	93,200

Beneficial conversion feature on convertible debt							535,332	-	535,332

Reacquisition price of convertible debt							4,581,395	-	4,581,395
								.
Net loss	-	-	-	-	-	-	-	(10,595,313)	(10,595,313)

Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,306,599	$13,307	$18,189,218	$(18,171,034)	$61,262

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,595,313)	$(7,259,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479,014	60,489
Amortization of debt discounts	254,533	-
Bad debt expense		31,767
Change in fair value of convertible notes	1,201,004	124,574
Change in fair value of obligation to issue warrants	590,436	-
Change in fair value of convertible notes - related party	(31,068)	-
Loss on extinguishment of debt	4,611,395	-
Loss on fair value of liability of shares to be issued	-	415,366
Loss on induced conversion of convertible note	1,503,876	2,830,143
Loss on impairment of intangible assets	-	1,278,323
Loss on beneficial conversion feature of convertible note	390,666	-
Non-employee stock compensation expense	-	1,446,536
Change in operating assets and liabilities:
Accounts receivable	(410,547)	(194,962)
Prepaid expenses		16,648
Deposits	(44,143)	(282)
Costs in excess of billings	56,051	-
Accounts payable and accrued expenses	310,935	(91,204)
Deferred rent	5,424	4,243
Billings in excess of costs	(3,776)	-
Net cash used in operating activities	(1,681,513)	(1,338,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,040)	(23,049)
Payments for business combination, net of cash acquired	(1,631,313)	(171,910)
Payments for asset acquisition	(46,872)	-
Net cash (used in) provided by investing activities	(1,717,225)	(194,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	229,167	850,000
Proceeds from issuance of common stock pursuant to share purchase agreements	-	510,143
Advances from shareholders	83,250	76,500
Advances from related parties	(32,000)	-
Payments pursuant to notes payable	(3,466)	-
Proceeds from the issuance of a promissory note	255,000	-
Proceeds from the issuance of common stock	100,000	-
Proceeds from the issuance of Series B convertible preferred stock	3,577,500	-
Net cash provided by financing activities	4,209,451	1,436,643

Net change in cash	810,713	(96,441)

Cash, beginning of year	57,841	154,282

Cash, end of year	$868,554	$57,841

Supplemental disclosure of cash and non-cash transactions:
Common stock issued pursuant to acquisition	$-	$944,875
Common stock issued pursuant to convertible notes payable	$4,581,395	$3,142,049
Financing of property and equipment purchases	$52,082	$-
Cost of issuance of Series B preferred shares	$(1,941,633)	$-
Stock options issued pursuant to acquisition consideration	$916,643	$-
Stock options issued pursuant to contingent consideration as part of acquisition	$871,193	$-
Warrant issuances to investors	$93,200	$-
Reacquisition price of convertible debt	$4,581,395	$-

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall issue 207,427 additional stock options (the “Additional Stock Options”). The Company subsequently issued the 207,427 additional stock options on August 1, 2017 as well as a second cash payment of $800,000 pursuant to the original terms of the Agreement.

In the first quarter of 2018, the Company notified the selling members of Security Grade their intent on exercising their right of setoff noted in the Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with one of the six selling members and are in talks with four of the other selling members. The Company has initiated a lawsuit against the sixth selling member. See Item 3. Legal Proceedings for further detail surrounding the lawsuit.

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company.

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

Consolidated Statement of Operations for the Three Months ended March 31, 2017
Net loss per common share - basic and diluted	$(0.21)	$0.02	$(0.19)
Weighted average common shares outstanding - basic and diluted	26,610,226	1,923,185	28,533,411

Consolidated Statement of Operations for the Three Months ended March 31, 2016
Professional and legal fees	$54,472	$55,710	$110,182
Change in fair value of convertible notes	$20,014	$(384,303)	$(364,289)
Net loss	$(203,620)	$(440,013)	$(643,633)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2016
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

At December 31, 2017, the Company had a working capital deficit of approximately $3,777,892, as compared to working capital deficit of approximately $794,192 at December 31, 2016. The decrease of $2,983,700 in the Company’s working capital from December 31, 2016 to December 31, 2017 was primarily the result of an obligation to issue warrants that arose in 2017, an increase in the fair value of convertible notes held by the Company and an increase in accounts payable, partially offset by an increase in cash and accounts receivable, net.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado, and transforming the assets acquired from Revolutionary Software. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2018, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2018. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2018 and beyond.

The Company plans to generate positive cash flow from its Security Grade acquisition to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”) , Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”) and Security Grade Protective Services, Ltd., (“Security Grade”) (since June 2, 2017).

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $3,000 and $31,767 at December 31, 2017 and 2016, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $43,509 and $71,056 for the years ended December 31, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2017 and 2016.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of December 31, 2017 and December 31, 2016. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the years ended December 31, 2017 and 2016 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for years ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Potentially dilutive securities:
Convertible notes payable	226,320	96,822
Convertible Preferred A Stock	1,000,000	17,120,047
Convertible Preferred B Stock	13,306,599	-
Warrants	2,780,193	1,920,000

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is only permitted as of annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. We will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our revenue and net income on an ongoing basis.

With the adoption of the standard, the consolidated financial statements will be supplemented by new disclosure requirements. Areas of focus and updated presentation requirements include disclosures surrounding contracts with customers, disaggregation of revenue, contract balances, performance obligations, significant judgements used in the application of the guidance and transaction price allocation to remaining performance obligations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

5.	Business Combination

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

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of December 31, 2017, the Company has a liability pursuant to the Agreement of $500,373 payable following the Closing.

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

Total acquisition costs for the Security Grade acquisition incurred for the year ended December 31, 2017 was $17,659 and is included in selling, general and administrative expense in the Company’s Statements of Operations.

The initial stock options are included as part of the purchase price – please see Note 16 for the Company’s valuation methods and assumptions. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. For the year ended December 31, 2017, the Company recorded a change in fair value of contingent consideration of $0 as the liability arose during 2017. The Company satisfied their contingent consideration liability during the third quarter of 2017.

Unaudited Pro Forma Results

The operating results of the acquired business has been included in the Company’s income statement since closing. The revenues and net income (loss) of the acquired business was as follows:

	For the Year Ended December 31, 2017
Acquisition	Total Revenue	Net Income
Security Grade Protective Services, Ltd	$1,586,694	$267,835
Total	$1,586,694	$267,835

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods

	For the Years Ended December 31,
Description	2017	2016
Revenues	$4,823,300	$3,439,070
Net loss	(10,377,991)	(7,266,876)
Net loss attributable to common shareholders	(32,578,309)	(7,259,766)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(1.14)	(0.27)

6.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of December 31, 2017, the Company owed the initial seller $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 8. Intangible Assets, Net. As of December 31, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $58,730.

7.	Property and Equipment, Net

At December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31,
	2017	2016
Furniture and equipment	$16,332	$14,731
Software	1,382	-
Vehicles	184,299	68,295
Total	202,013	83,026
Less: Accumulated depreciation	(84,467)	(27,426)
Property and equipment, net	$117,546	$55,600

Depreciation expense for the years ended December 31, 2017 and 2016 was $57,041 and $21,806 , respectively.

8.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets:

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (3)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Tradenames and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

			December 31, 2016
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See “Note 6”).

(2)	During the second quarter for the year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

(3)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $422,063 and $38,683 for the years ended December 31, 2017 and 2016, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2018	$688,101
2019	688,101
2020	688,101
2021	657,342
2022	294,698
Thereafter	25,916
Total	$3,042,259

9.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$64,705	$-
Estimated earnings	27,731	-
Cost and estimated earnings earned on uncompleted contracts	92,436	-
Billings to date	71,778	-
Costs and estimated earnings in excess of billings on uncompleted contracts	20,658	-

Costs in excess of billings	$40,848	$-
Billings in excess of cost	(20,190)	-
	$20,658	$-

10.	Accounts Payable and Accrued Expenses

As of December 31, 2017 and 2016, accounts payable and accrued expenses consisted of the following:

	December 31,
	2017	2016
Accounts payable	$334,751	$83,308
Accrued expenses	220,682	14,805
Accrued interest	43,204	8,487
Total	$598,637	$106,600

11.	Convertible Notes Payable

	December 31, 2017	December 31, 2016
Note Four, 0% convertible promissory note, unsecured, maturing June 1, 2017, net of debt discount for debt issuance costs and BCF	$-	$470,000
Note Five, 5% convertible promissory note, fixed secured, maturing May 16, 2018	812,393	-
Note Six, 5% convertible promissory note, fixed secured, maturing May 16, 2018	110,781	-
Note Seven, 5% convertible promissory note, fixed secured, maturing May 16, 2018	377,830
	1,301,004	470,000
Less: Current portion	(1,301,004)	(470,000)
Long-term portion	$-	$-

On December 16, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note One”) with an investor (the “Investor”). The Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note One due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note One was convertible at the election of the Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note One in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note One will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2015, the fair value of the liability was $90,436 and accordingly the Company recorded a gain in regards to the change in fair value of $9,546 for the year ended December 31, 2015. On December 31, 2016, the Company and the Investor of Note One entered into an Amendment and Extension Agreement (“Amended Note One”).Per Amendment Note One, the conversion rate under Note One was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note One, the Investor of Note One receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note One was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note One Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note One and Amended Note One Subscription of $1,003,751. The interest expense associated with Note One was $0 and $7,000 for the year ended December 31, 2017 and 2016, respectively.

On December 18, 2015, the Company entered into an Unsecured Convertible Promissory Note (“Note Two”) with a second investor (the “Second Investor”). The Second Investor provided the Company with $100,000 in cash, which was received by the Company during the year ended December 31, 2016. The Company promised to pay the principal amount, together with interest at the annual rate of 7%, with principal and accrued interest on Note Two due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Two was convertible at the election of the Second Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Second Investor of Note Two entered into an Amendment and Extension Agreement (“Amended Note Two”). Per Amendment Note Two, the conversion rate under Note Two was amended to a new conversion rate of $1.00 per common share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Second Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Two, the Second Investor of Note Two receives the right to purchase 50,000 restricted shares of common stock of the Company at $1.00 per share, for cash. On December 31, 2016, the Amended Note Two was converted into 107,000 shares of restricted common stock. In addition, the Investor elected to purchase 50,000 restricted shares of common stock of the Company, which the Company received proceeds of $50,000 (“Amended Note Two Subscription”) (See Note 13). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Two and Amended Note Two Subscription of $1,003,751. The interest expense associated with Note Two was $0 and $7,000 for the year ended December 31, 2017 and 2016, respectively.

On February 12, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Three”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $100,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Three due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Three was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. On December 31, 2016, the Company and the Investor of Note Three entered into an Amendment and Extension Agreement (“Amended Note Three”). Per Amendment Note Three, the conversion rate under Note Three was amended to a new conversion rate of $1.00 per share, for the outstanding principal balance and any accrued and unpaid interest to date. If the Investor elects to convert the entire outstanding principal balance of the note on or before ten (10) days from the date of the Amended Note Three, the Investor of Note Three receives the right to purchase 25,000 restricted shares of common stock of the Company at $1.00 per common share, for cash. On December 31, 2016, the Amended Note Three was converted into 106,000 shares of restricted common stock. In addition, the Investor elected to purchase 25,000 restricted shares of common stock of the Company, which the Company received proceeds of $25,000 (“Amended Note Three Subscription”). In accordance with ASC 470, the Company recorded a loss on induced conversion associated with the Amended Note Three and Amended Note Three Subscription of $882,641. The interest expense associated with Note Three was $0 and $6,195 for the years ended December 31, 2017 and 2016, respectively.

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

On November 16, 2017, the Company amended Notes Five, Six, and Seven (“the Amended Notes”) with the Fourth Investor. All three notes shall have maturity dates that are six months from November 16, 2017, shall convert at a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion, shall incur interest at an annual rate of 5%, and shall be prepayable at any time at 110% of the unpaid principal and accrued interest balances. Note Five, Six and Seven Principal Amounts are amended to $281,900, $38,441 and $131,107, respectively.

The Company evaluated the Amended Notes in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Amended Notes will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. At inception, November 16, 2017, the fair value of the Note Five, Six and Seven was $281,900, $38,441 and $131,107, respectively.

As of December 31, 2017, the fair value of Note Five, Six and Seven was $812,393, $110,781 and $377,830, respectively. Therefore, the Company recorded a charge to the change in fair value of $(530,493), $(72,340) and $(246,723) related to Note Five, Six and Seven, respectively.

12.	Related Party Transactions

Advances from Related Parties

The Company had a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of December 31, 2017. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $124,750 as of December 31, 2017.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Eight”) with Paul Hodges, a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Eight due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Eight was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Eight in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Eight will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2017, the fair value of the liability was $243,506 and accordingly the Company recorded a credit regarding the change in fair value of $31,068. For the year ended December 31, 2016, the Company recorded a charge in the change in fair value of $124,574. The interest expense associated with Note Eight was $10,528 and $8,487 for the years ended December 31, 2017 and 2016.

On February 20, 2018, the Company entered into an agreement to amend Note Eight with Paul Hodges. The Company and Related Party Holder desire to extend the maturity date of the Note to August 20, 2018. See Note 21, Subsequent Events for further detail surrounding the transaction.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of December 31, 2017, the warrants granted are not exercisable.

13.	Promissory Notes and Notes Payable

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 11, the Company satisfied its liability in exchange for Series B Preferred Stock. As of December 31, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $2,570 for the year ended December 31, 2017.

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 11, the Company satisfied its liability in exchange for Series B Preferred Stock. As of December 31, 2017, the Company had $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $2,570 for the year ended December 31, 2017.

14.	Notes Payable

Notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$55,890	$-
Loans Payable - Credit Union	6,653
Less: Current portion of loans payable	(9,250)	-
Long-term portion of loans payable	$53,293	$-

The interest expense associated with the notes payable was $700 and $0 for the twelve months ended December 31, 2017 and 2016, respectively.

15.	Shareholders’ Deficit

Common Stock

In May 2017, the Company issued 111,111 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $100,000.

In December 2017, the Company issued 126,880 shares of restricted common stock to an investor following a cashless exercise of warrants.

Series A convertible preferred stock

In October 2015, the Company issued a total of 1,000,000 shares of its Class A Preferred Stock as part of a reorganization in which Helix Opportunities LLC contributed 100% of itself and its wholly-owned subsidiaries, Security Consultants Group, LLC and Boss Security Solutions, Inc. to the Company in exchange for 1,000,000 convertible preferred shares of the Company. The Class A Preferred Stock included super majority voting rights and were convertible into 60% of the Company’s common stock. During the third quarter of 2017, the Company modified the conversion rate on the Class A Preferred Stock to a 1:1 ratio. This modification reduced the amount of potentially dilutive Convertible Series A Stock by 15,746,127 shares to a total of 1,000,000 at September 30, 2017.

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

On October 11, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a third Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 231,097 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $75,000.

On October 31, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a third Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 795,833 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $80,000.

On December 19, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a third Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 2,449,634 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $795,000.

Series B Preferred Stock

In accordance with the Certificate of Incorporation, there were 9,000,000 authorized Series B Preferred Stock at a par value of $ 0.001. In connection with the Series B Preferred Stock Purchase Agreement, on May 12, 2017, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares. On August 23, 2017 the Certificate of Designations was amended and restated to increase the number of shares of Series B Preferred Stock authorized to be 17,000,000.

Conversion:

Each Series B Preferred Share is convertible at the option of the holder at any time on or after May 12, 2018 into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 13,306,599 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the year ended December 31, 2017, the beneficial conversion amount of $21,976,881 was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at December 31, 2017.

For the Year Ended December 31, 2017
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$9,467,662
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	3,129,366
August 29, 2017	8.5	369,756	1,148,263	(556,190)	592,073
September 15, 2017	8	462,195	1,435,329	(648,601)	786,728
October 11, 2017	7	231,097	560,517	(213,154)	347,363
October 31, 2017	6.5	795,833	1,670,833	(528,087)	1,142,746
December 19, 2017	5	2,449,634	6,921,347	(576,779)	6,344,568
Total		13,306,599	$43,787,387	$(21,976,881)	$21,810,506

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

As part of the Membership Interest Purchase Agreement entered into between the Company and Security Grade, on June 2, 2017 (see Note 5), the Company granted to the selling Members the option to purchase up to 414,854 shares of the Company’s common stock at a price of $0.001 per share. Of the 414,854 options granted, 207,427 were vested at closing and equity classified. The vesting of the remaining 207,427 shares were subject to certain milestones being achieved and was initially recognized as contingent consideration, both a component of purchase price. As a result of the milestones being met during the third quarter of 2017, the remaining 207,427 shares have also vested. The options have an expiration date of 36 months from the closing date. The exercise price will be based on the fair market value of the share on the date of grant.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

	As of December 31, 2017	As of August 2, 2017	As of June 2, 2017
Exercise Price	$0.001	$0.001	$0.001
Fair value of company’s common stock	$3.00	$4.20	$4.42
Dividend yield	0%	0%	0%
Expected volatility	266.4%	179.9%	181.2%
Risk Free interest rate	1.98%	1.52%	1.42%
Expected life (years) remaining	2.42	2.67	3.00

Stock option activity for the year ended December 31, 2017 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	-	-	-
Granted	414,854	$0.001	3.00
Forfeited and expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2017	414,854	$0.001	2.42

Vested options at December 31, 2017	414,854	$0.001	2.42

17.	Warrants

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant, of which the value was derived and based off the fair value of Note Five, to the fourth investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. On December 11, 2017, the investor exercised their purchase right in a net settlement cashless exercise.

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

Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after April 26, 2017 and on or before April 26, 2022, by delivery to the Company of the Notice of Exercise. On December 11, 2017, the investor exercised their purchase right in a net settlement cashless exercise.

A summary of warrant activity is as follows:

December 31, 2017
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of the period, January 1, 2017	1,920,000	$0.16

Warrants granted	987,073	$0.41

Warrants exercised	(175,000)

Balance at end of period	2,732,073	$0.23

Liability to issue warrants

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 812,073 shares of common stock at $0.325 per share. These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ deficit.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of December 31, 2017	As of May 17, 2017
Fair value of company’s common stock	$3.00	$3.98
Dividend yield	0%	0%
Expected volatility	266.4%	181.2%
Risk Free interest rate	1.98%	1.42%
Expected life (years)	2.65	3.00
Fair value of financial instruments - warrants	$2,429,569	$1,839,133

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2017	$-
Fair value of warrants at date of inception	1,839,133
Change in fair value of liability to issue warrants	590,436
Balance as of December 31, 2017	$2,429,569

The company recorded a charge of $590,436 for the year ended December 31, 2017 as a result of the change in the fair value of the obligation which was recorded in other income (expense) on the consolidated statements of operations.

18.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance. As of December 31, 2017, there was 0 shares of common stock outstanding under the 2017 Plan.

19.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets as of December 31, 2017 and 2016 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the years ended December 31, 2017, and 2016, the Company has a net operating loss carry forwards of approximately $6,710,000 and $3,400,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

20.	Commitments and Contingencies

The Company is obligated under an operating lease agreement for an office facility in Colorado, which expires on February 28, 2021.

Rent expense incurred under the Company’s operating lease amounted to $68,138 and $78,962 during the years ended December 31, 2017 and 2016, respectively.

Future minimum payments of the Company’s operating lease are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2018	$76,020
2019	78,142
2020	80,263
2021	13,436
2022	-
Total	$247,861

21.	Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2017 and 2016. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$691,737	$1,015,662	$1,129,746	$1,192,655
Cost of revenue	610,203	768,132	814,031	684,658
Operating expenses	490,049	656,989	1,039,904	2,189,831
Net income (loss)	(5,467,670)	(2,425,000)	(255,357)	(2,447,286)
Net income (loss) attributable to common shareholders	(5,467,670)	(5,580,887)	(8,300,315)	(13,223,322)
Earnings per share, basic	(0.19)	(0.20)	(0.29)	(0.46)
Earnings per share, diluted	(0.19)	(0.20)	(0.29)	(0.46)
Weighted average number of shares outstanding, basic	28,533,411	28,598,843	28,644,522	28,672,408
Weighted average number of shares outstanding, diluted	28,533,411	28,598,843	28,644,522	28,672,408

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$380,592	$484,736	$612,017	$644,255
Cost of revenue	375,186	326,402	447,690	685,878
Operating expenses	284,750	371,080	495,279	1,718,013
Net income (loss)	(259,330)	(1,549,831)	(371,785)	(5,078,820)
Net income (loss) attributable to common shareholders	(259,330)	(1,549,831)	(371,785)	(5,078,820)
Earnings (loss) per share, basic	(0.01)	(0.06)	(0.01)	(0.19)
Earnings (loss) per share, diluted	(0.01)	(0.06)	(0.01)	(0.19)
Weighted average number of shares outstanding, basic	23,524,630	26,315,259	27,290,360	27,430,558
Weighted average number of shares outstanding, diluted	23,524,630	26,315,259	27,290,360	27,430,558

22.	Subsequent Events

Pledge Agreement

On February 1, 2018, Helix TCS, Inc. (the “Company”) entered into a Pledge and Security Agreement (the “Pledge Agreement”) with BTC Investment LLC, the sole holder of the outstanding Series A Preferred Stock of Bio-Tech Medical Software, Inc. (d/b/a BioTrackTHC). Pursuant to the Pledge Agreement, the Company agreed to assume, in certain circumstances, the obligations of RSF5, LLC (“RSF5”), an affiliate of the Company’s stockholder RSF4, LLC, under RSF5’s $1.75 million secured promissory note to BTC Investment (the “RSF5 Promissory Note”). RSF5 issued the RSF5 Promissory Note as part consideration for its acquisition of all of BTC Investment’s holdings of BioTrackTHC Series A Preferred Stock and paid the remaining $6.75 million consideration in cash. If RSF5 defaults on the RSF5 Promissory Note and BTC Investment so demands, the Company must issue to BTC Investment a new promissory note (the “Helix Promissory Note”) for all amounts outstanding under the RSF5 Promissory Note. In that case, BTC Investment also will transfer to the Company the BioTrackTHC Series A Preferred Stock it holds as collateral for the RSF5 Promissory Note in exchange for $50.00. The Helix Promissory Note will have a 9-month term, bear interest at 9% per year, and be secured by a second-priority security interest in all of the Company’s assets.

Common Stock

On February 15, 2018, the Company entered into a Subscription Agreement, whereby offering to sell 222,222 shares of the Company’s common stock at an offering price of $0.90 per share with proceeds totaling $200,000.

Conversion of Convertible Note to Common Stock

On February 15, 2018, the holder of a 10% fixed secured convertible promissory note issued by the Company elected their option to partially convert $50,000 in principal of the convertible note into 46,066 shares of the Company’s common stock. On March 12, 2018, the same holder partially converted an additional $50,000 in principal of the convertible note into 63,963 shares of the Company’s common stock. On March 21, 2018, the same holder partially converted an additional $75,000 in principal of the convertible note into 95,945 shares of the Company’s common stock.

Amended Convertible Note

On February 20, 2018, Helix TCS, Inc. (the “Company”) entered into an agreement to amend a Convertible Promissory Note (this “Amendment”) with the undersigned holder (each, a “Holder”) initially issued to such Holder and dated March 2016 (the “Note”). The Company and Holders desire to extend the maturity date of the Note to August 20, 2018.

The Note is hereby amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of this Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of this Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company are hereby deleted.

BioTrackTHC Aquisition

On March 3, 2018, Helix TCS, Inc. (the “Company”) and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the merger (the “Effective Time”), the Company will issue to the BioTrackTHC equityholders an amount of unregistered shares of the Company’s common stock and assume options and warrants to acquire shares of the Company’s common stock so that the BioTrackTHC equityholders will own 48% of the Company on a fully diluted basis immediately after the Effective Time. In particular, at the Effective Time, each share of BioTrackTHC Series A Preferred Stock and each share of BioTrackTHC common stock issued and outstanding immediately prior to the Effective Time (excluding any shares cancelled pursuant to the Merger Agreement and dissenting shares) will automatically convert into that number of shares of Company common stock specified in the Merger Agreement. Also at the Effective Time, all issued and outstanding options and warrants to purchase shares of BioTrackTHC common stock that do not otherwise terminate or expire by their terms will convert into options and warrants to purchase shares of the Company’s common stock upon the same terms as provided in those options and warrants, subject to share and price adjustments as provided in the Merger Agreement. The Company also will assume at the Effective Time all outstanding BioTrackTHC restricted stock purchase agreements or other agreements providing for risk of forfeiture of issued and outstanding shares of BioTrackTHC common stock, subject to share and price adjustments as provided in the Merger Agreement.

To secure the indemnification obligations of the BioTrackTHC shareholders to the Company under the Merger Agreement, 4% of the Company shares to be issued to the BioTrackTHC shareholders will be held back and the Company will be entitled to retain such number of the holdback shares as necessary to satisfy those indemnification obligations. Any holdback shares that remain after satisfaction of any indemnification obligations will be released 18 months after the closing date of the merger.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Merger Sub and BioTrackTHC. BioTrackTHC also has agreed not to solicit, initiate, cooperate with, encourage or facilitate the making of any acquisition of BioTrackTHC by any person, furnish to any person any non-public information relating to BioTrackTHC or its subsidiaries or give any person access to BioTrackTHC or its subsidiaries that would reasonably be expected to make, submit or announce an acquisition proposal or have the intent to do so, or participate in or engage any discussions or negotiations with any person with respect to an acquisition of BioTrackTHC.

The Merger Agreement also contains certain specified termination provisions, including, among others, a mutual termination right upon written agreement between the Company and BioTrackTHC and a termination right by either the Company or BioTrackTHC if the Effective Time has not occurred by July 1, 2018, subject to certain conditions. In addition, if the Company terminates the Merger Agreement due to BioTrackTHC’s uncured breach of its representations, warranties, covenants or agreements under the Merger Agreement, BioTrackTHC must pay the Company a termination fee of $1,500,000.

BioTrackTHC has agreed to hold a shareholder meeting to consider and vote upon the merger, or to obtain the necessary shareholder consent in lieu of holding a meeting. In support of this, certain BioTrackTHC shareholders have entered into an agreement with the Company to vote all of their voting shares in favor of the merger and the Merger Agreement.

The representations and warranties contained in the Merger Agreement were made by the parties thereto solely for the benefit of, each other. Investors and security holders should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts, since they were made only as of the date of the Merger Agreement. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The description of the Merger Agreement is not complete and is qualified in its entirety by reference to the full and complete terms of the Merger Agreement, which will be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

Common Stock

On March 6, 2018, the Company entered into a Subscription Agreement, whereby offering to sell 500,000 shares of the Company’s common stock at an offering price of $0.90 per share with proceeds totaling $450,000.

Litigation

On March 6, 2018 the Company filed a lawsuit in the United States District Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Security Grade acquisition. Following the appointment of a registered Pubic Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interests in Security Grade.

At this time, the Company has entered a declaration surrounding their right of setoff against one or more of the sellers pursuant in the terms of the Master Interest Purchase Agreement. The Company cannot currently predict the outcome of the lawsuit.

