Form 10-K/A
period 2017-12-31
Helix TCS, Inc.
filed 2018-04-04
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

Helix TCS, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (the “Original Filing”) to (i) file Exhibit 23.1, the Consent of its Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing, (ii) revise for an immaterial revision to the gross value of Property, Plant and Equipment and Accumulated Depreciation, and (iii) revise for an immaterial revision to Additional Paid in Capital regarding the cashless exercise of warrants.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the revisions noted in (i) – (iii) above. The following items have been amended as a result of, and only to reflect, such revisions:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Item 8. Financial Statements and Supplementary Data; and
•	Item 15. Exhibits, Financial Statement Schedules.

In accordance with applicable SEC rules, this Amendment No. 1 includes certifications from the Company’s Chief Executive Officer and its Chief Financial Officer dated as of the date of this filing. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after March 28, 2018, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

	For the Years Ended December 31,		Change
	2017	2016	Dollars	Percentage
Revenue	$4,029,800	$2,121,600	$1,908,200	89.9%
Cost of revenue	2,885,459	1,835,156	1,050,303	57.2%
Gross margin	1,144,341	286,444	857,897	299.5%

Operating expenses	4,375,123	2,869,122	1,506,001	52.5%

Loss from operations	(3,230,782)	(2,582,678)	(648,104)	25.1%

Other income (expense), net	(7,371,316)	(4,677,088)	(2,694,228)	57.6%

Net loss	(10,602,098)	(7,259,766)	(3,342,332)	46.0%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(21,976,881)	-	(21,976,881)

Net loss attributable to common shareholders	$(32,578,979)	$(7,259,766)	$(25,319,213)	348.8%

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

Cost of Revenue

Cost of revenue for the years ended December 31, 2017 and 2016 primarily consisted of hourly compensation for security personal. Cost of revenue increased by $1,050,303, or 57.2%, for the year ended December 31, 2017, to $2,885,459, as compared to $1,835,156 for the year ended December 31, 2016. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2017 and 2016 were $4,375,123 and $2,869,122, respectively. The overall $1,506,001 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $488,511

●	Salaries and wages – $554,401

●	Professional and legal fees – $46,214

●	Depreciation and amortization – $416,875

The $488,511 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations requiring greater office space and work done to expand the Company into new states. The $554,401 increase in salaries and wages resulted from a significant increase in headcount, including Security Grade personnel. The $46,214 increase in professional and legal fees resulted from legal and accounting costs associated with being a fully reporting public company. The $416,875 increase in depreciation and amortization was due to the acquisition of vehicles for the retail transportation business, amortization of debt discounts and amortization of intangible assets acquired in the Security Grade acquisition.

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

Net Loss

We had a net loss of $10,602,098 for the year ended December 31, 2017, or $0.37 net loss per common share – basic and diluted, compared to net loss of $7,259,766 for the year ended December 31, 2016, or $0.27 net loss per common share – basic and diluted.

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

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $32,578,979 for the year ended December 31, 2017, or $1.14 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $7,259,766 for the year ended December 31, 2016, or $0.27 net loss per share attributable to common shareholders – basic and diluted.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31,
	2017	2016	Change
Current assets	$1,519,714	$315,815	$1,203,899
Current liabilities	5,297,606	1,110,007	4,187,599
Working capital	$(3,777,892)	$(794,192)	$(2,983,700)

As of December 31, 2017 and 2016, we had a cash balance of $868,554 and $57,841, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2017	2016

Net cash used in operating activities	$(1,690,075)	$(1,338,125)
Net cash used in investing activities	(1,708,663)	(194,959)
Net cash provided by financing activities	4,209,451	1,436,643

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2017 was $1,690,075. This included a net loss of $10,602,098, non-cash charge related to depreciation and amortization of $477,364, non-cash loss of $1,201,004 regarding the change in fair value of convertible notes, non-cash gain of $31,068 regarding the fair value of convertible notes – related party, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash loss on the change in fair value of warrants to be issued of $590,436 and changes in accounts receivable, deposits, accounts payable, accrued expenses, costs in excess of billings, billings in excess of costs and deferred rent of ($86,183). Net cash used in operating activities for the year ended December 31, 2016 was $1,338,125. This included a net loss of $7,259,766, non-cash charge related to depreciation and amortization of $60,489, bad debt expense of $31,767, non-cash loss of $124,574 in regards to the fair value of convertible notes, non-cash loss of $2,830,143 in regards to the induced conversion of convertible notes, non-cash loss on impairment of intangibles of $1,278,323, non-cash loss on fair value of liability of shares to be issued of $415,366, non-cash loss on non-employee stock compensation expense of $1,446,536 and changes in accounts receivable, prepaid expenses, deposits, accounts payable and accrued expenses of ($265,557).

Net cash used in investing activities. Net cash used in investing activities for the year ended December 30, 2017 was $1,708,663, which consisted of capital expenditures of $30,478, cash payments pursuant to the Revolutionary asset acquisition and Security Grade business acquisition of $1,678,185. Net cash used in investing activities for the year ended December 31, 2016 was $194,959, which consisted of capital expenditures of $23,049 and cash payments pursuant to the Revolutionary asset acquisition of $171,910.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2017 was $4,209,451, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $83,250, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $3,577,500, payments pursuant to advances from related parties of ($32,000) and payments pursuant to notes payable of ($3,466). Net cash provided by financing activities for the year ended December 31, 2016 was $1,436,643, which resulted from proceeds from the issuance of convertible notes of $850,000, proceeds of $510,143 from the issuance of common stock pursuant to share purchase agreements and advances from shareholders of $76,500.

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

Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2017 and 2016, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-39 of this report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2017 and 2016, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-39 of this report.

(b) Exhibits.

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc.	10-12G	2.1	12/09/16

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc.	10-12G	3.i.1	12/09/16

3.1.2	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc.	10-12G	3.i.2	12/09/16

3.1.3	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc. – Certificate of Designation of Rights and Privileges of Class A Preferred Convertible Super Majority Voting Stock.	10-12G	3.i.3	12/09/16

3.1.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $.001 Par Value Per Share.	8-K	3.1	05/19/17

3.1.5	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share.	8-K	3.1	8/30/17

3.1.6	Amended and Restated Certificate of Designations, Preferences and Rights of Class A Preferred Convertible Super Majority Voting Stock, $.001 Par Value Per Share	8-K	3.1	9/21/17

3.1.7	Amendment No. 2 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share	8-K	3.1	12/20/17

3.2	Bylaws of Jubilee4 Gold, Inc.	10-12G	3(ii).1	12/09/16

4.1	Form of Registration Rights Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.4	02/24/17

4.2	Form of Warrant for the purchase of 25,000 shares of common stock of Helix TCS, Inc. issued February 13, 2017.	8-K/A	10.8	02/24/17

4.3	Form of Warrant for the purchase of 150,000 shares of common stock of Helix TCS, Inc. issued April 26, 2017.	8-K	10.2	05/01/17

10.1	Asset Purchase Agreement dated as of April 11, 2016 by Revolutionary Software, LLC and Helix TCS, Inc.	10-12G	10.1	12/09/16

10.2	Form of Convertible Promissory Note.	10-12G	4.1	12/09/16

10.3	Form of Unsecured Promissory Note.	8-K	10.1	02/16/17

10.4	Form of Investment Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.6	02/24/17

10.5	Form of Subsidiary Guarantee dated as of February 13, 2017 by each of the signatories thereto.	8-K/A	10.7	02/24/17

10.6	Form of Security Agreement dated as of February 13, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.9	02/24/17

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

10.7	Form of Securities Purchase Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.10	02/24/17

10.7.1	Annexes III and IV to the Securities Purchase Agreement.	8-K/A	10.2	02/24/17

10.8	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC.	8-K/A	10.1	02/24/17

10.8.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.8.1	03/28/2018

10.9	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,0000 payable to RedDiamond Partners, LLC.	8-K/A	10.3	02/24/17

10.9.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.9.1	03/28/2018

10.10	Form of Term Sheet and Summary of the Offering and Subscription Agreement for shares of common stock of Helix TCS, Inc.	10-K	10.13	04/17/17

10.11	Form of Term Sheet and Summary of the Offering and Subscription Agreement and Representations for Unsecured Convertible Promissory Note.	10-K	10.14	04/17/17

10.12	Form of Securities Purchase Agreement dated as of April 26, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.1	05/01/17

10.13	Form of Security Agreement dated as of April 26, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.3	05/01/17

10.14	Form of Subsidiary Guarantee dated as of April 26, 2017 by each of the signatories thereto.	8-K	10.4	05/01/17

10.15	Form of 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,000 payable to RedDiamond Partners, LLC.	8-K	4.1	05/01/17

10.15.1	Amendment to 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,0000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.15.1	03/28/2018

10.16	Form of Subscription Agreement and Representations for 111,111 shares of common stock of Helix TCS, Inc. dated as of May 2017.	8-K	10.1	05/11/17

10.17	Form of Helix TCS, Inc. Series B Preferred Stock Purchase Agreement dated May 17, 2017 by and among Helix TCS, Inc., Helix Opportunities, LLC and RSF4, LLC.	10-Q	10.1	5/22/17

10.18	Form of Helix TCS, Inc. Second Series B Preferred Stock Purchase Agreement by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/02/17

10.19	Form of Helix TCS, Inc. Third Series B Preferred Stock Purchase Agreement dated as of August 25, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/30/17

10.20	Form of Helix TCS, Inc. Fourth Series B Preferred Stock Purchase Agreement dated as of September 15, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	9/21/17

10.21	Form of Helix TCS, Inc. Fifth Series B Preferred Stock Purchase Agreement dated as of October 11, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.3	10/11/17
39

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

10.22	Form of Helix TCS, Inc. Sixth Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.4	11/2/17

10.23	Form Helix TCS, Inc. Seventh Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.5	11/2/17

10.24	Form of Helix TCS, Inc. Eighth Series B Preferred Stock Purchase Agreement dated as of December 19, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.7	12/20/17

10.25	Form of Helix TCS, Inc. Investor Rights Agreement dated May 17, 2017 by and among Helix TCS, Inc. and the investors listed, including Rose Capital.	10-Q	10.2	5/22/17

10.26	Form of Helix TCS, Inc. Right of First Refusal and Co-Sale Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. Series A Preferred and Common Stock listed and those person and entities listed.	10-Q	10.3	5/22/17

10.27	Form of Helix TCS, Inc. Voting Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. common stock and persons and entities listed therein.	10-Q	10.4	5/22/17

10.28	Form of Membership Interest Purchase Agreement by and between Helix TCS, Inc. and Security Grade Protective Services, Ltd. and Sellers dated June 2, 2017.	8-K	10.1	06/08/17

10.29#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and Derek Porter.	8-K	10.2	06/08/17

10.30#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and David Beckett.	8-K	10.3	06/08/17

10.31#	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan.	8-K	10.6	11/16/17

23.1	Consent of Independent Registered Public Accounting Firm.			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

101.INS	XBRL Instance Document.	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 04, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	April 04, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Paul Hodges	Director	April 04, 2018
Paul Hodges

/s/ Scott Ogur	Chief Financial Officer	April 04, 2018
Scott Ogur	(Principal Financial Officer)

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

Lakewood, CO

March 28, 2018

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017 (Revised)	2016
ASSETS
Current assets:
Cash	$868,554	$57,841
Accounts receivable, net	610,313	257,974
Costs & earnings in excess of billings	40,847	-
Total current assets	1,519,714	315,815

Property and equipment, net	110,634	55,600
Intangible assets, net	3,042,259	279,744
Goodwill	664,329	-
Deposits and other assets	68,313	20,290
Total assets	$5,405,249	$671,449

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$598,637	$106,600
Advances from related parties	124,750	76,500
Billings in excess of costs	20,191	-
Deferred rent	9,667	4,243
Notes payable, current portion	11,179	-
Obligation pursuant to acquisition	559,103	178,090
Convertible notes payable, net of discount	1,301,004	470,000
Convertible note payable - related party	243,506	274,574
Obligation to issue warrants	2,429,569	-
Total current liabilities	5,297,606	1,110,007

Long-term liabilities
Notes payable, net of current portion	53,293	-
Total long-term liabilities	53,293	-

Total liabilities	5,350,899	1,110,007

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 20,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2017 and December 31, 2016	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,306,599 issued and outstanding as of December 31, 2017 and December 31, 2016	13,307	-
Common stock; par value $0.001; 200,000,000 shares authorized; 28,771,402 shares issued and outstanding as of December 31, 2017; 28,533,411 shares issued and outstanding as of December 31, 2016	28,771	28,533
Additional paid-in capital	18,189,091	7,107,630
Accumulated deficit	(18,177,819)	(7,575,721)
Total shareholders’ equity (deficit)	54,350	(438,558)
Total liabilities and shareholders’ equity (deficit)	$5,405,249	$671,449

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017 (Revised)	2016
Revenue	$4,029,800	$2,121,600
Cost of revenue	2,885,459	1,835,156
Gross margin	1,144,341	286,444

Operating expenses:
Selling, general and administrative	1,019,091	530,580
Salaries and wages	1,020,812	466,411
Professional and legal fees	1,857,856	1,811,642
Depreciation and amortization	477,364	60,489
Total operating expenses	4,375,123	2,869,122

Loss from operations	(3,230,782)	(2,582,678)

Other income (expense):
Change in fair value of convertible note	(1,201,004)	-
Change in fair value of convertible note - related party	31,068	(124,574)
Change in fair value of obligation to issue warrants	590,436	-
Interest expense	(674,313)	(28,682)
Loss on sale of assets	(2,232)
Loss on fair value of liability of shares to be issued	-	(415,366)
Loss on extinguishment of debt	(4,611,395)	-
Loss on induced conversion of convertible notes	(1,503,876)	(2,830,143)
Loss on impairment of intangible assets	-	(1,278,323)
Other income (expense), net	(7,371,316)	(4,677,088)

Net loss	$(10,602,098)	$(7,259,766)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(21,976,881)	-

Net loss attributable to common shareholders	$(32,578,979)	$(7,259,766)

Net loss per share attributable to common shareholders - basic and diluted	$(1.14)	$(0.27)

Weighted average common shares outstanding - basic and diluted	28,612,727	26,723,656

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	23,203,211	$23,203	1,000,000	$1,000	-	$-	$539,134	$(315,955)	$247,382

Issuance of common stock per share purchase agreements	2,087,000	2,087	-	-	-	-	508,056	-	510,143

Issuance of common stock to non-employees	528,200	528	-	-	-	-	1,876,374	-	1,876,902

Issuance of common stock pursuant to acquisition	2,395,000	2,395	-	-	-	-	942,480	-	944,875

Issuance of common stock upon conversion of notes payable	320,000	320	-	-	-	-	3,141,729	-	3,142,049

Warrant issuance to related party	-	-	-	-	-	-	99,857	-	99,857

Net loss	-	-	-	-	-	-	-	(7,259,766)	(7,259,766)

Balance at December 31, 2016	28,533,411	$28,533	1,000,000	$1,000	-	$-	$7,107,630	$(7,575,721)	$(438,558)

Beneficial conversion feature of Series B convertible preferred stock							21,976,881	-	21,976,881

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(21,976,881)	-	(21,976,881)

Issuance of Series B preferred shares					13,306,599	11,766	3,923,234	-	3,935,000

Cost of issuance of Series B preferred shares							(1,941,633)		(1,941,633)

Stock options issued pursuant to acquisition consideration							916,643	-	916,643

Stock options issued in satisfaction of contingent consideration							871,193	-	871,193

Induced conversion of convertible debt						1,541	2,002,335	-	2,003,876

Issuance of common stock per share purchase agreements	111,111	111					99,889	-	100,000

Issuance of common stock relating to cashless exercise of warrants	126,880	127					461,169		461,296

Reversal of additional paid in capital – warrants related to cashless exercise of warrants							(461,296)		(461,296)

Warrant issuances to investors							93,200	-	93,200

Beneficial conversion feature on convertible debt							535,332	-	535,332

Reacquisition price of convertible debt							4,581,395	-	4,581,395
								.
Net loss	-	-	-	-	-	-	-	(10,602,098)	(10,602,098)

Balance at December 31, 2017 (Revised)	28,771,402	$28,771	1,000,000	$1,000	13,306,599	$13,307	$18,189,091	$(18,177,819)	$54,350

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017 (Revised)	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,602,098)	$(7,259,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477,364	60,489
Amortization of debt discounts	254,533	-
Bad debt expense		31,767
Change in fair value of convertible notes	1,201,004	124,574
Change in fair value of obligation to issue warrants	590,436	-
Change in fair value of convertible notes - related party	(31,068)	-
Loss on extinguishment of debt	4,611,395	-
Loss on fair value of liability of shares to be issued	-	415,366
Loss on induced conversion of convertible note	1,503,876	2,830,143
Loss on impairment of intangible assets	-	1,278,323
Loss on beneficial conversion feature of convertible note	390,666	-
Non-employee stock compensation expense	-	1,446,536
Change in operating assets and liabilities:
Accounts receivable	(410,674)	(194,962)
Prepaid expenses		16,648
Deposits	(44,143)	(282)
Costs in excess of billings	56,051	-
Accounts payable and accrued expenses	310,935	(91,204)
Deferred rent	5,424	4,243
Billings in excess of costs	(3,776)	-
Net cash used in operating activities	(1,690,075)	(1,338,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,478)	(23,049)
Payments for business combination, net of cash acquired	(1,631,313)	(171,910)
Payments for asset acquisition	(46,872)	-
Net cash (used in) provided by investing activities	(1,708,663)	(194,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	229,167	850,000
Proceeds from issuance of common stock pursuant to share purchase agreements	-	510,143
Advances from shareholders	83,250	76,500
Advances from related parties	(32,000)	-
Payments pursuant to notes payable	(3,466)	-
Proceeds from the issuance of a promissory note	255,000	-
Proceeds from the issuance of common stock	100,000	-
Proceeds from the issuance of Series B convertible preferred stock	3,577,500	-
Net cash provided by financing activities	4,209,451	1,436,643

Net change in cash	810,713	(96,441)

Cash, beginning of year	57,841	154,282

Cash, end of year	$868,554	$57,841

Supplemental disclosure of cash and non-cash transactions:
Common stock issued pursuant to acquisition	$-	$944,875
Common stock issued pursuant to convertible notes payable	$4,581,395	$3,142,049
Financing of property and equipment purchases	$52,082	$-
Cost of issuance of Series B preferred shares	$(1,941,633)	$-
Stock options issued pursuant to acquisition consideration	$916,643	$-
Stock options issued pursuant to contingent consideration as part of acquisition	$871,193	$-
Warrant issuances to investors	$93,200	$-
Reacquisition price of convertible debt	$4,581,395	$-

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2a.	Revision of Prior Period Financial Statements – For the Year Ended December 31, 2017

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

For the year ended December 31, 2017, it was determined the Company incorrectly misclassified an equity related transaction resulting from a cashless exercise of warrants. This misclassification caused additional paid-in capital to be overstated by $127. Additionally, it was determined an adjustment was needed relating to property and equipment and depreciation. A reduction in the amount of $6,912 and $1,650 was made to gross property and equipment and depreciation and amortization, respectively.

	Previously Reported	Adjustments	Restated
Consolidated Balance Sheet as of December 31, 2017
Property and equipment, net	$117,546	$(6,912)	$110,634
Additional paid-in capital	$18,189,218	$(127)	$18,189,091
Accumulated deficit	$(18,171,031)	$(6,788)	$(18,177,819)

Consolidated Statement of Operations for the Year ended December 31, 2017
Cost of revenue	$2,877,024	$8,435	$2,885,459
Depreciation and amortization	$479,014	$(1,650)	$477,364
Net loss	$(10,595,313)	$(6,785)	$(10,602,098)
Net loss attributable to common shareholders	$(32,572,194)	$(6,785)	$(32,578,979)

Consolidated Statement of Cash Flows for the Year ended December 31, 2017
Depreciation and amortization	$479,014	$(1,650)	$477,364
Purchase of property and equipment	$(39,040)	$8,562	$(30,478)

2b.	Revision of Prior Period Financial Statements – For the Three Months Ended March 31, 2017 and Year Ended December 31, 2016

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

The anti-dilutive shares of common stock outstanding for years ended December 31, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2017	2016
Potentially dilutive securities:
Convertible notes payable	433,668	96,822
Convertible Preferred A Stock	1,000,000	17,120,047
Convertible Preferred B Stock	13,306,599	-
Warrants	2,780,193	1,920,000

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

	For the Years Ended December 31,
Description	2017	2016
Revenues	$4,829,415	$3,439,070
Net loss	(10,378,661)	(7,266,876)
Net loss attributable to common shareholders	(32,578,979)	(7,259,766)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(1.14)	(0.27)

6.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of December 31, 2017, the Company owed the initial seller $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 8. Intangible Assets, Net. As of December 31, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $58,730.

7.	Property and Equipment, Net

At December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31,
	2017	2016
Furniture and equipment	$16,332	$14,731
Software	1,382	-
Vehicles	175,647	68,295
Total	193,361	83,026
Less: Accumulated depreciation	(82,727)	(27,426)
Property and equipment, net	$110,634	$55,600

Depreciation expense for the years ended December 31, 2017 and 2016 was $55,301 and $21,806 , respectively.

8.	Intangible Assets, Net

The following table summarizes the Company’s intangible assets:

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (3)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Tradenames and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

			December 31, 2016
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2015	Assets Acquired (1)	Impairment (2)	Accumulated Amortization	Net Book Value
In-process software	5	$-	$800,500	$(800,500)	$-	$-
Database	5	-	571,250	(477,823)	(13,464)	79,963
Trade names	10	-	100,000	-	(7,205)	92,795
Web addresses	5	-	125,000	-	(18,014)	106,986
		$-	$1,596,750	$(1,278,323)	$(38,683)	$279,744

(1)	On April 11, 2016, the Company acquired various assets of Revolutionary Software, LLC (See “Note 6”).

(2)	During the second quarter for the year ended December 31, 2016, the Company performed the two-step indefinite lived impairment test and determined the in-process software and database acquired failed both tests. Based on the testing performed, the Company recorded a non-cash impairment charge of $1,278,323.

(3)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 5)

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

14.	Notes Payable

Notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$55,890	$-
Loans Payable - Credit Union	8,582
Less: Current portion of loans payable	(11,179)	-
Long-term portion of loans payable	$53,293	$-

The interest expense associated with the notes payable was $700 and $0 for the twelve months ended December 31, 2017 and 2016, respectively.

15.	Shareholders’ Deficit

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

2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$691,737	$1,015,662	$1,129,746	$1,192,655
Cost of revenue	610,203	768,132	814,031	693,093
Operating expenses	490,049	656,989	1,039,904	2,188,181
Net income (loss)	(5,467,670)	(2,425,000)	(255,357)	(2,454,071)
Net income (loss) attributable to common shareholders	(5,467,670)	(5,580,887)	(8,300,315)	(13,230,107)
Earnings per share, basic	(0.19)	(0.20)	(0.29)	(0.46)
Earnings per share, diluted	(0.19)	(0.20)	(0.29)	(0.46)
Weighted average number of shares outstanding, basic	28,533,411	28,598,843	28,644,522	28,672,408
Weighted average number of shares outstanding, diluted	28,533,411	28,598,843	28,644,522	28,672,408

2016:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$380,592	$484,736	$612,017	$644,255
Cost of revenue	375,186	326,402	447,690	685,878
Operating expenses	284,750	371,080	495,279	1,718,013
Net income (loss)	(259,330)	(1,549,831)	(371,785)	(5,078,820)
Net income (loss) attributable to common shareholders	(259,330)	(1,549,831)	(371,785)	(5,078,820)
Earnings (loss) per share, basic	(0.01)	(0.06)	(0.01)	(0.19)
Earnings (loss) per share, diluted	(0.01)	(0.06)	(0.01)	(0.19)
Weighted average number of shares outstanding, basic	23,524,630	26,315,259	27,290,360	27,430,558
Weighted average number of shares outstanding, diluted	23,524,630	26,315,259	27,290,360	27,430,558

22.	Subsequent Events

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

