Form 10-Q
period 2018-03-31
Helix TCS, Inc.
filed 2018-05-15
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2018, the registrant had 30,357,448 shares of its common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Revised)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$378,538	$868,554
Accounts receivable, net	673,908	610,313
Costs & earnings in excess of billings	-	40,847
Total current assets	1,052,446	1,519,714

Property and equipment, net	165,451	110,634
Intangible assets, net	2,872,683	3,042,259
Goodwill	-	664,329
Deposits and other assets	83,042	68,313
Total assets	$4,173,622	$5,405,249

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$479,195	$598,637
Advances from related parties	80,250	124,750
Billings in excess of costs	53,598	20,191
Deferred rent	6,087	9,667
Notes payable, current portion	8,260	11,179
Obligation pursuant to acquisition	351,560	559,103
Convertible note payable, net of discount	235,377	812,393
Note payable - related party	125,000	243,506
Warrant obligations	1,452,890	2,429,569
Total current liabilities	2,792,217	4,808,995

Long-term liabilities
Notes payable, net of current portion	89,460	53,293
Total long-term liabilities	89,460	53,293

Total liabilities	2,881,677	4,862,288

Shareholders' equity
Preferred stock (Class A), $0.001 par value, 1,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2018 and December 31, 2017	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of March 31, 2018 and December 31, 2017	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 29,857,448 shares issued and outstanding as of March 31, 2018; 28,771,402 shares issued and outstanding as of December 31, 2017	29,857	28,771
Additional paid-in capital	19,927,689	18,741,114
Accumulated deficit	(18,680,385)	(18,241,708)
Total shareholders' equity	1,291,945	542,961
Total liabilities and shareholders' equity	$4,173,622	$5,405,249

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

Security and guarding	$1,093,774	$691,737
Systems installation	34,564	-
Total revenue	$1,128,338	$691,737
Cost of revenues	790,705	610,203
Gross margin	337,633	81,534

Operating expenses
Selling, general and administrative	347,880	177,981
Salaries and wages	866,320	161,732
Professional and legal fees	619,759	128,709
Depreciation and amortization	198,903	21,627
Total operating expenses	2,032,862	490,049

Loss from operations	(1,695,229)	(408,515)

Other income (expenses)
Change in fair value of convertible note	577,016	-
Change in fair value of note payable - related party	118,506	(12,411)
Change in fair value of warrant obligations	976,679	-
Loss on extinguishment of debt	-	(4,611,395)
Loss on impairment of Goodwill	(664,329)	-
Gain on reduction of obligation pursuant to acquisition	266,613	-
Interest expense	(17,933)	(435,349)
Other income (expenses)	1,256,552	(5,059,155)

Net loss	$(438,677)	$(5,467,670)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(14,998,505)	-

Net loss attributable to common shareholders	$(15,437,182)	$(5,467,670)

Net loss per share attributable to common shareholders:
Basic	$(0.53)	$(0.19)
Diluted	$(0.53)	$(0.19)

Weighted average common shares outstanding:
Basic	29,076,641	28,533,411
Diluted	29,076,641	28,533,411

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							14,998,505

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(14,998,505)

Issuance of common stock per stock subscription agreement	722,222	722					649,278		650,000

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794		175,000

Issuance of restricted common stock	157,850	158					452,821		452,979

Reduction in Additional Paid-In Capital due to acquisition settlement agreement							(90,318)		(90,318)

Net loss								(438,677)	(438,677)

Balance at March 31, 2018	29,857,448	$29,857	1,000,000	$1,000	13,784,201	$13,784	$19,927,689	$(18,680,385)	$1,291,945

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,677)	$(5,467,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,903	58,865
Share-based compensation expense	453,021	-
Change in fair value of convertible notes	(577,016)	-
Change in fair value of warrant obligations	(976,679)	-
Change in fair value of note payable - related party	(118,506)	12,411
Loss on extinguishment of debt	-	4,611,395
Loss on beneficial conversion feature of convertible note	-	390,666
Loss on impairment of goodwill	664,329	-
Gain on reduction of obligation pursuant to acquisition	(266,613)	-
Change in operating assets and liabilities:
Accounts receivable	(19,885)	(15,585)
Prepaid expenses	-	-
Deposits	(14,729)	(445)
Costs in excess of billings	40,847	-
Accounts payable and accrued expenses	(19,442)	24,675
Deferred rent	(3,580)	884
Billings in excess of costs	33,407	-
Net cash used in operating activities	(1,044,620)	(384,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(84,144)	(19,625)
Payments for asset acquisition	-	(20,832)
Net cash used in investing activities	(84,144)	(40,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible notes payable	-	191,667
Advances from shareholders	-	5,000
Repayment to related parties	(44,500)	-
Proceeds from notes payable	33,248	-
Proceeds from the issuance of a promissory note	-	255,000
Proceeds from the issuance of common stock	650,000	-
Net cash provided by financing activities	638,748	451,667

Net change in cash	(490,016)	26,406

Cash, beginning of period	868,554	57,841

Cash, end of period	$378,538	$84,247

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

On April 11, 2016, the Company acquired the assets of Revolutionary Software, LLC (“Revolutionary”) (see Note 5). Furthermore, on June 2, 2017, the Company entered into a Membership Interest Purchase Agreement in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. The merger was accounted for as a business combination in accordance with ASC 805 (see Note 4).

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

In the first quarter of 2018, the Company notified the selling members of Security Grade their intent on exercising their right of setoff noted in the Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with four of the six selling members and are in talks with four of the other selling members. The Company has initiated a lawsuit against the sixth selling member. See Item 3. Legal Proceedings for further detail surrounding the lawsuit.

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

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. This tranche of Series B Preferred Shares is convertible into 7,318,084 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees and the satisfaction of the promissory notes.

On October 11, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a fifth Series B Preferred Stock Purchase Agreement (the “Fifth Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 231,097 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $75,000. Upon further review of the Agreement, it was noted the total number of shares issued under the Agreement was 462,195 shares with total proceeds of $150,000.

On October 31, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a sixth Series B Preferred Stock Purchase Agreement (the “Sixth Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 795,833 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $80,000. Upon further review of the Agreement, it was noted the total number of shares issued under the Agreement was 1,042,337 shares with total proceeds of $557,500.

As a result of the October 11, 2017 and October 31, 2017 transactions, the Company recorded an increase of $477, $552,023 and $552,500 to Series B Preferred Shares – par amount, Additional paid in capital and accumulated deficit, respectively.

On November 16, 2017, the Company amended Notes Five, Six, and Seven (“the Amended Notes”) with the Fourth Investor. All three notes shall have maturity dates that are six months from November 16, 2017, shall convert at a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion, shall incur interest at an annual rate of 5%, and shall be prepayable at any time at 110% of the unpaid principal and accrued interest balances. The amendment of Note Six and Seven included terms, permitting the Company the option to tender payment in full on or before November 21, 2017, at a 15% discount of the amended principal amounts. Note Five, Six and Seven Principal Amounts were amended to $281,900, $38,441 and $131,107, respectively. The Company evaluated the Amended Notes in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Amended Notes will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. At November 16, 2017, the principal amounts of Note Five, Six and Seven were $281,900, $38,441 and $131,107, respectively. As of December 31, 2017, the Company recorded the fair value of Note Five, Six and Seven at $812,393, $110,781 and $377,830, respectively. Therefore, the Company recorded a charge to the change in fair value of $(530,493), $(72,340) and $(246,723) related to Note Five, Six and Seven, respectively.

Upon further review it was noted, on November 21, 2017, the Company paid the remaining principal balance, at the 15% discount on Notes Six and Seven in the amount of $144,259. Therefore, Notes Six and Seven did not have a balance as of Dec

As a result of the November 21, 2017 transaction, the Company recorded a reduction to convertible notes payable, net of discount of $488,611 and a credit to the change in fair value of convertible notes of $488,611.

When taking into consideration the two transactions indicated above, the net impact to accumulated deficit was a charge of $63,889, resulting from the netting of the gain of $488,611 from the reduction in the fair value of convertible notes at December 31, 2017 offset by the $552,500 of additional expense associated with the Series B Purchase Agreement.

Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s amended audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Amended Fiscal 2017 Annual Report on Form 10-K/A, filed with the SEC on April 4, 2018. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the revision in the comparative prior quarter and year-to-date periods.

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet as of December 31, 2017
Convertible notes payable, net of discount	$1,301,004	$(488,611)	$812,393
Total liabilities	$5,350,899	$(488,611)	$4,862,288
Preferred Shares (Class B) Outstanding	13,306,599	477,602	13,784,201
Preferred Shares (Class B) Par Amount	$13,307	$477	$13,784
Additional Paid in Capital	$3,923,234	$552,023	$4,475,257
Accumulated Deficit	$(18,177,819)	$(63,889)	$(18,241,708)
Total Shareholders' Equity	$54,350	$488,611	$542,961
Total Liabilities and Shareholders' Equity	$5,405,249	$-	$5,405,249

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

At March 31, 2018, the Company had a working capital deficit of approximately $1,739,771, as compared to working capital deficit of approximately $3,777,892 at December 31, 2017. The increase of $2,038,121 in the Company’s working capital from December 31, 2017 to March 31, 2018 was primarily the result of a decrease in the Company’s obligation to issue warrants and a decrease in the balance of the Company’s convertible notes payable, partially offset by a decrease in cash.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado, and transforming the assets acquired from Revolutionary Software. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2018, including growing and diversifying its revenue streams, selectively reducing expenses, and discussing additional funding with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through May 15, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2018 and beyond.

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

Management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due, or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $34,767 and $3,000 at March 31, 2018 and December 31, 2017, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Helix reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

The impairment model prescribes a two-step method for determining goodwill impairment. However, an entity is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. The qualitative factors considered by Helix may include, but are not limited to, general economic conditions, Helix’s outlook, market performance of Helix’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. In the first step, Helix determines the fair value of its reporting unit using a discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, Helix then performs the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge is recognized when the implied fair value of Helix’s goodwill is less than its carrying amount.

Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset. It was determined that as of March 31, 2018 the Company’s entire amount of goodwill was impaired and subsequently written off the Company’s balance sheet. See Note 9 for a further discussion on the impairment.

Accounting for Acquisitions

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

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

Additionally, the Company provides transportation security services, which are generally contracted for on a per-run basis and sometimes additional fees and surcharges are also billed to the client depending on the length of the run. Revenues associated with these services are recognized as the transportation service is provided.

The Company generates advertising revenues from consumer advertising on its Cannabase platform. Revenue is recognized over the contract period associated with each specific advertising campaign.

Expenses

Cost of Revenues

The cost of revenues is the total cost incurred to obtain a sale and the cost of the goods or services sold. Cost of revenues primarily consisted of hourly compensation for security personal.

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

Other (Expense) Income, net

Other (expense) income, net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, interest expense, change in fair value of obligation to issue warrants, loss on extinguishment of debt, loss on impairment of Goodwill and gain on reduction of obligation pursuant to acquisition.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $26,774 and $3,791 for the three months ended March 31, 2018 and 2017, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2018 and 2017.

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

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of March 31, 2018 and December 31, 2017. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those items.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three months ended March 31, 2018 and 2017 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for three months ended March 31, 2018 and March 31, 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Potentially dilutive securities:
Convertible notes payable	130,765	188,820
Convertible Preferred A Stock	1,000,000	17,120,047
Convertible Preferred B Stock	13,784,201	-
Warrants	2,732,073	1,945,000

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”.  These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. The Company had no cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information will continue to be reported under the accounting standards in effect for those periods.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for the Company beginning after December 15, 2017. The updated standard was adopted by the Company on January 1, 2018. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The updated standard was adopted by the Company on January 1, 2018. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Accordingly, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value. Please refer to FN 9 for further detail.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The updated standard was adopted by the Company on January 1, 2018. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

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

5.	Revenue Recognition

Adoption of ASC 606 Revenue from Contracts with Customers

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method with respect to all non-completed contracts as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605.

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of revenue

	For the Three Months Ended March 31,
	2018	2017
Types of Revenues:
Security and Guarding	$1,093,774	$691,737
Systems Installation	34,564	-
Total revenues	$1,128,338	$691,737

The following is a description of the principal activities from which we generate our revenue.

Security and Guarding Revenue

Helix provides armed and unarmed guards, as well as armed transportation services. The guards are charged out at an hourly rate, with invoices typically sent to clients shortly after each month-end for the previous month, with revenue being recognized at a point in time once the service has been provided. Transportation services are typically invoiced on a per-run basis, with revenue being recognized at a point in time once the service has been completed.

Systems Installation Revenue

Security systems, including IP CCTV, intrusion alarm systems, perimeter alarm systems, and access controls are installed for clients. Installation jobs are estimated based on the cost of the equipment, the number of man hours expected to complete the work, supplies, travel, and any other ancillary costs. The installation is typically invoiced with 60% of the total price immediately after signing and the balance upon completion of the installation service. The timing of these contracts are short-term in nature and are less than 12 months in duration.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Generally, the Company’s contracts include a single performance obligation that is separately identifiable, and therefore, distinct. Under ASC 606, the allocation of transaction price is not necessary if only one performance obligation is identified.

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligation and subsequently recognizes revenue, at a point in time, as security and installation services are performed. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligation under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at March 31, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of March 31, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending March 31, 2018.

6.	Business Combination

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of March 31, 2018, the Company has a liability pursuant to the Agreement of $324,078 payable following the Closing.

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

The initial stock options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the period ended March 31, 2018, the Company reached settlement agreements with four of the six selling members. As a result of these settlements, 21,509 options previously issued as part of the acquisition were cancelled. Please see FN 17 for further detail.

7.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary; in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of March 31, 2018, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 7. Intangible Assets, Net. As of March 31, 2018, and December 31, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $27,482 and $58,370, respectively.

8.	Property and Equipment, Net

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Furniture and equipment	$16,332	$16,332
Software	1,382	1,382
Vehicles	234,022	175,647
Total	251,736	193,361
Less: Accumulated depreciation	(86,285)	(82,727)
Property and equipment, net	$165,451	$110,634

Depreciation expense for the three months ended March 31, 2018 and 2017 was $3,558 and $8,206, respectively.

9.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of March 31, 2018 and December 31, 2017:

			March 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Database	5	$93,427	$(36,788)	$56,639
Trade names and trademarks	10	125,000	(21,755)	103,245
Web addresses	5	130,000	(50,047)	79,953
Customer list	5	3,154,578	(521,732)	2,632,846
		$3,503,005	$(630,322)	$2,872,683

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Tradenames and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

(1)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 4)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $169,576 and $13,421 for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the Company’s Goodwill as of March 31, 2018:

Total Goodwill
Balance at January 1, 2018	$664,329
Impairment of goodwill	(664,329)
Balance at March 31, 2018	$-

During the period ended March 31, 2018, the Company came to a settlement agreement with numerous Security Grade employees resulting from a misrepresentation of revenue and customer list information provided as part of the acquisition. Therefore, the Company considers the settlement to be an indicator for goodwill impairment testing. Accordingly, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off of $664,329 for the three months ended March 31, 2018.

10.	Accounts Payable and Accrued Expenses

As of March 31, 2018, and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$379,408	$334,751
Accrued expenses	67,328	220,682
Accrued interest	32,459	43,204
Total	$479,195	$598,637

11.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$23,740	$64,704
Estimated earnings	10,174	27,730
Cost and estimated earnings earned on uncompleted contracts	33,914	92,434
Billings to date	87,512	71,778
Costs and estimated earnings in excess of billings on uncompleted contracts	(53,598)	20,656

Costs in excess of billings	$-	$40,847
Billings in excess of cost	(53,598)	(20,191)
	$(53,598)	$20,656

12.	Convertible Note Payable

	March 31, 2018	December 31, 2017
Note Five, 5% convertible promissory note, fixed secured, maturing May 16, 2018	$235,377	$812,393
	235,377	812,393
Less: Current portion	(235,377)	(812,393)
Long-term portion	$-	$-

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

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five became effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.

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

On November 16, 2017, the Company amended Notes Five, Six, and Seven (“the Amended Notes”) with the Fourth Investor. All three notes shall have maturity dates that are six months from November 16, 2017, shall convert at a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion, shall incur interest at an annual rate of 5%, and shall be prepayable at any time at 110% of the unpaid principal and accrued interest balances. The amendment of Note Six and Seven included terms, permitting the Company the option to tender payment in full on or before November 21, 2017, at a 15% discount of the amended principal amounts. At November 16, 2017, the principal amounts of Note Five, Six and Seven were $281,900, $38,441 and $131,107, respectively. On November 21, 2017, the Company paid the remaining principal balance, at the 15% discount on Notes Six and Seven in the amount of $144,259.

The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2018, and December 31, 2017, the fair value of Note Five was $235,377 and $812,393, respectively. Therefore, the Company recorded a gain to the change in fair value of $577,016 related to Note Five for the three months ended March 31, 2018.

13.	Related Party Transactions

Advances from Related Parties

The Company had a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of March 31, 2018. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $80,250 and $124,750 as of March 31, 2018 and December 31, 2017, respectively.

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

The Note is hereby amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of this Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of this Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company were terminated as part of this Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Five will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $118,506 and charge of $12,411 for the three months ended March 31, 2018 and 2017, respectively. The interest expense associated with Note Five was $2,402 and $2,589 for the three months ended March 31, 2018 and 2017.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of March 31, 2018, the warrants granted are not exercisable.

14.	Promissory Notes

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $1,016 for the three months ended March 31, 2018 and 2017.

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note had a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $1,791 for the three months ended March 31, 2018 and 2017.

15.	Notes Payable

	March 31, 2018	December 31, 2017
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$83,129	$55,890
Loans Payable - Credit Union	14,591	8,582
Less: Current portion of loans payable	(8,260)	(11,179)
Long-term portion of loans payable	$89,460	$53,293

The interest expense associated with the notes payable was $1,334 and $0 for the three months ended March 31, 2018 and 2017, respectively.

16.	Shareholders’ Equity

Common Stock

Subscription Agreements

In February 2018, the Company issued 222,222 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $200,000.

In March 2018, the Company issued 500,000 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $450,000.

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

Amended Convertible Note

On February 20, 2018, the Company entered into an agreement to amend a Convertible Promissory Note with the undersigned holder initially issued to such Holder and dated March 2016. The Company and Holders desire to extend the maturity date of the Note to August 20, 2018. The holder was issued 15,000 shares of the Company’s restricted common stock as part of the amendment.

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

2017 Omnibus Incentive Plan

On January 11, 2018, the Company issued 42,850 shares of the Company’s restricted common stock under the 2017 Omnibus Incentive Plan to select personnel of the Company. Additionally, on March 15, 2018, the Company issued an additional 100,000 shares of the Company’s common stock to select employees of the Company.

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

Series B convertible preferred stock

Series B Preferred Stock Purchase Agreement

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. This tranche of Series B Preferred Shares are convertible into 7,318,084 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees listed below and the satisfaction of the promissory notes discussed in Note 14.

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share (see Note 18). These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ equity (deficit).

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

On September 15, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a fourth Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 462,195 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $150,000.

On October 11, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a fifth Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 462,195 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $150,000.

On October 31, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a sixth Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 1,042,337 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $557,500.

On December 19, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a seventh Series B Preferred Stock Purchase Agreement (the “Third Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 2,449,634 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $795,000.

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three months ended March 31, 2018, the beneficial conversion amount of $14,731,445 was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at March 31, 2018.

For the Three Months Ended March 31, 2018
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend at December 31, 2017	Amount accreted as a deemed dividend for the Three Months Ended March 31, 2018	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$(6,311,775)	$3,155,887
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	(2,133,659)	995,707
August 29, 2017	8.5	369,756	1,148,263	(556,190)	(403,686)	188,387
September 15, 2017	8	462,195	1,435,329	(648,601)	(540,500)	246,228
October 11, 2017	7	462,195	1,121,036	(426,309)	(473,677)	221,050
October 31, 2017	6.5	1,042,337	1,735,641	(548,570)	(809,366)	377,705
December 19, 2017	5	2,449,634	6,921,347	(576,779)	(4,325,842)	2,018,726
Total		13,784,201	$44,412,714	$(22,210,519)	$(14,998,505)	$7,203,691

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

17.	Stock Options

As part of the Membership Interest Purchase Agreement entered into between the Company and Security Grade, on June 2, 2017 (see Note 6), the Company granted to the selling Members the option to purchase up to 414,854 shares of the Company’s common stock at a price of $0.001 per share. Of the 414,854 options granted, 207,427 were vested at closing and equity classified. The vesting of the remaining 207,427 shares were subject to certain milestones being achieved and was initially recognized as contingent consideration, both a component of purchase price. As a result of the milestones being met during the third quarter of 2017, the remaining 207,427 shares have also vested. The options have an expiration date of 36 months from the closing date. The exercise price will be based on the fair market value of the share on the date of grant.

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of the settlements, 21,509 options previously issued as part of the acquisition were cancelled.

Stock option activity for the period ended March 31, 2018 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	414,854	$0.001	2.42

Granted	490,000	$0.001	9.55

Forfeited and expired	(21,509)	$0.001

Outstanding at March 31, 2018	883,345	$0.001	6.26

Vested options at March 31, 2018	393,345	$0.001	2.17

18.	Warrants

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

A summary of warrant activity is as follows:

March 31, 2018
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2018	2,732,073	$0.23

Warrants granted	-	-

Balance at March 31, 2018	2,732,073	$0.23

Warrant Obligations

In connection with the Series B Preferred Stock Purchase Agreement (See FN 16), the Company is obligated to issue warrants to a third-party to purchase 812,073 shares of common stock at $0.325 per share for services rendered. These warrants have been accounted for as warrant obligations and are recognized as a liability on the unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and 2017, the change in fair value of the warrant obligations of $976,679 and $0, respectively is reflected in the unaudited condensed consolidated statements of operations. Although the Company issued warrants during the three months ended March 31, 2018, the rights entitled to the third-party holder of the warrants to purchase shares of the Company’s common stock was not exercised. Upon exercising the right to purchase the Company’s common stock by the third-party, the Company will de-recognize the liability for warrant obligations and reclassify the appropriate amount into equity.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of March 31, 2018	As of December 31, 2017	As of May 17, 2017
Fair value of company’s common stock	$1.80	$3.00	$3.98
Dividend yield	0%	0%	0%
Expected volatility	253.6%	266.4%	181.2%
Risk Free interest rate	2.39%	1.98%	1.42%
Expected life (years)	2.13	2.65	3.00
Fair value of financial instruments - warrants	$1,452,890	2,429,569	$1,839,133

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2018	$2,429,569

Change in fair value of warrant obligations	(976,679)

Balance as of March 31, 2018	$1,452,890

The company recorded a gain of $976,679 and $0 for the three months ended March 31, 2018 and 2017, respectively, as a result of the change in the fair value of the warrant obligations which was recorded in other income (expense) on the consolidated statements of operations.

19.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting security holders on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance. As of March 31, 2018, there were 142,850 shares of common stock outstanding under the 2017 Plan.

20.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the three months ended March 31, 2018 and 2017 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the three months ended March 31, 2018 and 2017, the Company has a net operating loss carry forward of approximately $7,828,000 and $3,833,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

21.	Commitments and Contingencies

The Company is obligated under two operating lease agreements for office facilities in Colorado, which expire in February and March 2021.

Rent expense incurred under the Company’s operating leases amount to $18,563 and $18,210 during the three months ended March 31, 2018 and 2017, respectively.

22.	Subsequent Events

In April 2018, the Company issued 500,000 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $450,000.

In May 2018, the Company amended (“the Second Amendment”) Note Five with the Fourth Investor. Note Five shall have a maturity date that is six months from May 16, 2018, shall convert at a 40% discount to the lowest one-day VWAP during the 30 trading days preceding such conversion, shall incur interest at an annual rate of 5%, and shall be prepayable at any time at 120% of the unpaid principal and accrued interest balances. The Company and the Fourth Investor agree that the principal amount of Note Five, including accrued interest is $112,305 as of May 16, 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed on April 4, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations for the three months ended March 31, 2018 and 2017

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended March 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the three months ended March 31, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,128,338	$691,737	$436,601	63%
Cost of revenues	790,705	610,203	180,502	30%
Gross margin	337,633	81,534	256,099	314%

Operating expenses	2,032,862	490,049	1,542,813	315%

Loss from operations	(1,695,229)	(408,515)	(1,286,714)	315%

Other income (expense), net	1,256,552	(5,059,155)	6,315,707	-125%

Net loss	$(438,677)	$(5,467,670)	$5,028,993	-92%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(14,998,505)	-	(14,998,505)

Net loss attributable to common shareholders	$(15,437,182)	$(5,467,670)	$(9,969,512)	182%

Revenue

Total revenue for the three-month period ended March 31, 2018 was $1,128,338, which represented an increase of $436,601 compared to total revenue of $691,737 for the three months ended March 31, 2017. The increase primarily resulted from the additional revenue resulting from the Security Grade acquisition and increase in the number of clients serviced by the Company.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $180,502 for the three months ended March 31, 2018, to $790,705 as compared to $610,203 for the three months ended March 31, 2017. The increase primarily resulted from the addition of employees to service the increase in clients serviced by the Company.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2018 and 2017 were $2,032,862 and $490,049 respectively. The overall $1,542,813 increase in operating expenses was primarily attributable to the following increases in operating expenses of:

●	General and administrative expenses – $169,899

●	Salaries and wages – $704,588

●	Professional and legal fees – $491,050

●	Depreciation and amortization – $177,276

The $169,899 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $704,588 increase in salaries and wages resulted from an increase in headcount, including Security Grade personnel and an increase in share-based compensation. The $491,050 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $177,276 increase in depreciation and amortization was due to amortization of intangible assets acquired in the Security Grade acquisition.

Other income (expense)

Net other income (expense) consisted of gains on the change in the fair value of convertible note , change in fair value of warrant obligations, change in the fair value of note payable – related party, loss on impairment of goodwill, gain on reduction of obligation pursuant to acquisition, and interest expense. Net other income (expense) during the three months ended March 31, 2018 and 2017 was $1,256,552 and $(5,059,155) respectively. The $6,315,707 increase in other income (expense) was primarily attributable to a gain on the change in fair value of convertible notes of $577,016, a gain on the change in fair value of note payable – related party of $118,506, gain on the change in the fair value of warrant obligations of $976,679, loss on impairment of goodwill of $(664,329), gain on the change in fair value associated with an obligation pursuant to acquisition of $266,613 and interest expense of $17,933 and a loss on extinguishment of debt of $(4,611,395) recognized in the three months ended March 31, 2017.

Net loss

For the foregoing reasons, we had a net loss of $438,677 for the three months ended March 31, 2018, or $0.02 net loss per common share, basic and diluted, respectively compared to a net loss of $5,467,670 for the three months ended March 31, 2017, or $0.19 net loss per common share, basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $14,998,505 for the three months ended March 31, 2018 compared to $0 for the three months ended March 31, 2017

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $15,437,182 for the three months ended March 31, 2018, or $0.53 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $5,467,670 for the three months ended March 31, 2017, or $0.19 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2018, we had a cash balance of $378,538, net accounts receivable of $673,908 and $2,792,217 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2018. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2018	December 31, 2017	Change
Current assets	$1,052,446	$1,519,714	$(467,268)
Current liabilities	2,792,217	4,808,995	(2,016,778)
Working capital	$(1,739,771)	$(3,289,281)	$1,549,510

As of March 31, 2018, and December 31, 2017, we had a cash balance of $378,538 and $868,554, respectively.

Summary of Cash Flows.

	For the Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(1,044,620)	$(384,804)
Net cash used in investing activities	(84,144)	(40,457)
Net cash provided by financing activities	638,748	451,667

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2018 was $(1,044,620). This included a net loss of $(438,677), non-cash charge related to depreciation and amortization of $198,903, non-cash charge related to share-based compensation of $453,021, non-cash gains due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(577,016), $(976,679), and $(118,506), respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $(266,613), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, and accounts payable and accrued expenses of $16,618. Net cash used in operating activities for the three months ended March 31, 2017 was $(384,804). This included a net loss of $(5,467,670), non-cash charge related to depreciation and amortization of $58,865, non-cash loss of $12,411 in regard to the change in fair value of related party convertible notes, non-cash loss on beneficial conversion feature of convertible note of $390,666, non-cash loss on extinguishment of debt of $4,611,395, and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $9,529.

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2018 was $(84,144), which consisted solely of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2017 was $(40,457), which consisted of capital expenditures of $(19,625) and cash payments pursuant to the Revolutionary asset acquisition of $(20,832).

Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $638,748, which resulted from proceeds from the issuance of common stock of $650,000, proceeds from the issuance of notes of $33,248, and repayment to related parties of $(44,500). Net cash provided by financing activities for the three months ended March 31, 2017 was $451,667, which resulted from proceeds from the issuance of convertible notes payable of $191,667, proceeds of $255,000 from the issuance of a promissory note, and advances from shareholders of $5,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April 4, 2018.

Related Party Transactions

The Company had a loan outstanding from Helix Opportunities. The advance does not accrue interest and has no definite repayment terms. The loan balance was $0 as of March 31, 2018. The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $80,250 and $124,750 as of March 31, 2018 and December 31, 2017, respectively.

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

The Note is hereby amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of this Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of this Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company were terminated as part of this Amendment.

As of February 20, 2018, the fair value of the liability was $239,343; however, due to termination of the conversion of the note into equity securities, Note Five will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $118,506 and charge of $12,411 for the three months ended March 31, 2018 and 2017, respectively. The interest expense associated with Note Five was $2,402 and $2,589 for the three months ended March 31, 2018 and 2017, respectively.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer has concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the annual period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the three months ended March 31, 2018 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2018 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Occasionally, we may be involved in claims and legal proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. On April 3, 2017, we moved to dismiss the complaint. As of March 31, 2018, the claim is currently in the process of discovery.

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

ITEM 1A. Risk Factors

As of the date of this Report, there have been no material changes in the risk factors previously included in Item 1A- “Risk Factors,” in our Annual Report on form 10-K/A for the fiscal year end December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended March 31, 2018 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

Date: May 15, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	May 15, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Paul Hodges	Director	May 15, 2018
Paul Hodges

/s/ Scott Ogur	Chief Financial Officer	May 15, 2018
Scott Ogur	(Principal Financial Officer)

