Form 10-Q
period 2018-06-30
Helix TCS, Inc.
filed 2018-08-14
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 13, 2018, the registrant had 70,569,647 shares of its common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$444,527	$868,554
Accounts receivable, net	1,092,095	610,313
Costs & earnings in excess of billings	9,277	40,847
Total current assets	1,545,899	1,519,714

Deposits and other assets	469,997	68,313
Property and equipment, net	250,025	110,634
Intangible assets, net	20,488,837	3,042,259
Goodwill	39,135,007	664,329
Total assets	$61,889,765	$5,405,249

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,403,404	$598,637
Advances from related parties	65,250	124,750
Billings in excess of costs & earnings	61,575	20,191
Deferred rent	3,590	9,667
Notes payable, current portion	7,869	11,179
Obligation pursuant to acquisition	244,159	559,103
Convertible notes payable, net of discount	114,746	812,393
Convertible note payable - related party	125,001	243,506
Obligation to issue warrants	1,131,729	2,429,569
Total current liabilities	3,157,323	4,808,995

Long-term liabilities:
Notes payable, net of current portion	90,348	53,293
Total long-term liabilities	90,348	53,293

Total liabilities	3,247,671	4,862,288

Shareholders' equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of June 30, 2018 and December 31, 2017	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of June 30, 2018 and December 31, 2017	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 69,133,410 shares issued and outstanding as of June 30, 2018; 28,771,402 shares issued and outstanding as of December 31, 2017	69,134	28,771
Additional paid-in capital	79,066,909	18,741,114
Accumulated deficit	(20,508,733)	(18,241,708)
Total shareholders' equity	58,642,094	542,961
Total liabilities and shareholders' equity	$61,889,765	$5,405,249

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Security and guarding	$1,535,638	$1,015,662	$2,629,412	$1,707,399
Systems installation	100,699	-	135,263	-
Software	576,142	-	576,142	-
Total revenues	$2,212,479	$1,015,662	$3,340,817	$1,707,399
Cost of revenue	1,560,387	768,132	2,351,092	1,378,335
Gross margin	652,092	247,530	989,725	329,064

Operating expenses:
Selling, general and administrative	527,999	202,849	875,879	380,830
Salaries and wages	1,554,519	125,206	2,420,839	286,938
Professional and legal fees	268,795	252,151	888,554	380,860
Depreciation and amortization	864,375	76,783	1,063,278	98,410
Total operating expenses	3,215,688	656,989	5,248,550	1,147,038

Loss from operations	(2,563,596)	(409,459)	(4,258,825)	(817,974)

Other income (expenses):
Change in fair value of convertible note	120,630	(353,000)	697,646	(353,000)
Change in fair value of convertible note - related party	-	56,107	118,506	43,696
Change in fair value of obligation to issue warrants	321,161	(124,791)	1,297,840	(124,791)
Change in fair value of contingent consideration	-	35,264	-	35,264
Loss on induced conversion of convertible note	-	(1,503,876)	-	(1,503,876)
Loss on extinguishment of debt	-	-	-	(4,611,395)
Loss on impairment of Goodwill	-	-	(664,329)	-
Gain on reduction of obligation pursuant to acquisition	290,441	-	557,054	-
Interest expense	3,016	(125,245)	(14,917)	(560,594)
Other income (expenses)	735,248	(2,015,541)	1,991,800	(7,074,696)

Net loss	$(1,828,348)	$(2,425,000)	$(2,267,025)	$(7,892,670)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(7,203,689)	(3,155,887)	(22,202,194)	(3,155,887)

Net loss attributable to common shareholders	$(9,032,037)	$(5,580,887)	$(24,469,219)	$(11,048,557)

Net loss per share attributable to common shareholders:
Basic	$(0.21)	$(0.20)	$(0.68)	$(0.39)
Diluted	$(0.21)	$(0.20)	$(0.68)	$(0.39)

Weighted average common shares outstanding:
Basic	42,673,528	28,598,843	35,907,118	28,566,127
Diluted	42,673,528	28,598,843	35,907,118	28,566,127

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							22,202,194

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,202,194)

Issuance of common stock per stock subscription agreements	1,466,666	1,467					1,318,532		1,319,999

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794		175,000

Issuance of restricted common stock	157,850	158					452,821		452,979

Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(300,840)		(300,840)

Restricted common stock issued as part of BioTrack acquisition	38,184,985	38,185					57,513,848		57,552,033

Issuance of common stock to employees under Stock Incentive Plan	83,900	84					139,190		139,274

Issuance of common stock resulting from inducement of consulting agreement	50,000	50					84,450		84,500

Issuance of warrants pursuant to consulting agreement							943,000		943,000

Issuance of common stock resulting from exercise of stock options	212,633	213							213

Net loss								(2,267,025)	(2,267,025)

Balance at June 30, 2018	69,133,410	$69,134	1,000,000	$1,000	13,784,201	$13,784	$79,066,909	$(20,508,733)	$58,642,094

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,267,025)	$(7,892,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,063,278	98,410
Amortization of debt discounts	-	185,087
Share-based compensation expense	1,562,025	-
Change in fair value of convertible notes	(697,647)	353,000
Change in fair value of obligation to issue warrants	(1,297,840)	124,791
Change in fair value of convertible notes - related party	(118,505)	(43,696)
Change in fair value of contingent consideration	-	(35,264)
Loss on induced conversion of convertible debt	-	1,503,876
Loss on extinguishment of debt	-	4,611,395
Loss on beneficial conversion feature of convertible note	-	390,666
Loss on impairment of goodwill	664,329	-
Gain on reduction of obligation pursuant to acquisition	(557,054)	-
Change in operating assets and liabilities:
Accounts receivable	(430,951)	(220,460)
Prepaid expenses	-	-
Deposits	(50,069)	(5,659)
Costs in excess of billings	31,570	-
Accounts payable and accrued expenses	93,148	113,005
Deferred rent	(6,077)	1,523
Billings in excess of costs	41,384	-
Net cash used in operating activities	(1,969,434)	(815,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,032)	(22,814)
Payments for business combination, net of cash acquired	-	(785,863)
Cash acquired from business combination	448,697	-
Payments for asset acquisition	(24,503)	(46,872)
Net cash provided by (used in) investing activities	321,162	(855,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	-	229,167
Proceeds from issuance of common stock pursuant to share purchase agreements	-	-
Advances from related parties	(59,500)	60,500
Repayment to related parties	-	(32,000)
Payments pursuant to notes payable	-	(3,466)
Proceeds from notes payable	33,745	-
Proceeds from the issuance of a promissory note	-	255,000
Proceeds from the issuance of common stock	1,250,000	100,000
Proceeds from the issuance of Series B convertible preferred stock	-	1,517,500
Net cash provided by financing activities	1,224,245	2,126,701

Net change in cash	(424,027)	455,156

Cash, beginning of period	868,554	57,841

Cash, end of period	$444,527	$512,997

Supplemental disclosure of cash and non-cash transactions:
Financing of property and equipment purchases	$-	$52,082
Equity issued pursuant to asset acquisition (non-cash acquisition of BioTrack)	$57,552,033	$-
Cost of issuance of Series B preferred shares	$-	$(1,941,633)
Stock options issued pursuant to acquisition consideration	$-	$916,643
Warrant issuances to investors	$-	$93,200
Reacquisition price of convertible debt	$-	$4,581,395
Partial conversion of convertible note into common stock	$175,000	$-
Security Grade acquisition consideration settlement	$197,804	$-

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

Effective October 25, 2015, we entered into an acquisition and exchange agreement with Helix TCS LLC. We closed the transaction contemplated under that agreement on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

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

On April 11, 2016, the Company acquired the assets of Revolutionary Software, LLC (“Revolutionary”) (see Note 5).

On June 2, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, if within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company was obligated to issue 207,427 additional stock options (the “Additional Stock Options”). The Company subsequently issued the 207,427 Additional Stock Options on August 1, 2017 as well as a second cash payment of $800,000 pursuant to the original terms of the agreement.

In the first quarter of 2018, the Company notified the selling members of Security Grade of their intent on exercising their right of setoff noted in the Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with five of the six selling members and are in negotiations with the final selling member. The Company has initiated a lawsuit against the sixth selling member. See Item 1. Legal Proceedings for further detail surrounding the lawsuit.

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, Merger Sub merged with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”).

On June 1, 2018, in connection with closing the merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result of the merger, BioTrackTHC stockholders and optionholders own 48% of the Company on a fully diluted basis on the closing date.

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

As a result of the October 11, 2017 and October 31, 2017 transactions, the Company recorded an increase of $477, $552,023 and $552,500 to Series B Preferred Shares – par amount, additional paid-in capital and accumulated deficit, respectively.

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

Upon further review it was noted that, on November 21, 2017, the Company paid the remaining principal balance, at the 15% discount on Notes Six and Seven in the amount of $144,259. Therefore, Notes Six and Seven did not have a balance as of December 31, 2017.

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

Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s amended audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K/A, filed with the SEC on April 4, 2018. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the revision in the comparative prior quarter and year-to-date periods.

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

3.	Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that it will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

At June 30, 2018, the Company had a working capital deficit of approximately $1,611,424, as compared to working capital deficit of approximately $3,289,281 at December 31, 2017. The increase of $1,677,857 in the Company’s working capital from December 31, 2017 to June 30, 2018 was primarily the result of a decrease in the Company’s obligation to issue warrants and a decrease in the balance of the Company’s convertible notes payable, partially offset by a decrease in cash and increase in accounts payable and accrued liabilities.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its courier service in Colorado, and transforming the assets acquired from Revolutionary Software. The Company’s management has taken several steps to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2018, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding transactions with potential investors. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through August 15, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2018 and beyond.

The Company plans to generate positive cash flow from its Security Grade and BioTrack acquisitions to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC, Boss Security Solutions, Inc., Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, and BioTrack THC.

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

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $34,767 and $3,000 at June 30, 2018 and December 31, 2017.

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

The impairment model prescribes a two-step method for determining goodwill impairment. However, an entity is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. Helix may consider qualitative factors including, but not limited to, general economic conditions, Helix’s outlook, market performance of Helix’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. In the first step, Helix determines the fair value of its reporting unit using a discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, Helix then performs the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge is recognized when the implied fair value of Helix’s goodwill is less than its carrying amount.

Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset. It was determined that during the first quarter of 2018, the Company’s entire amount of goodwill attributable to the Security Grade acquisition was impaired. See Note 9 for a further discussion on the impairment.

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

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: (1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or (2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method. Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value. The estimated fair value of identifiable intangible assets, consisting of software and trade name acquired were determined using the relief from royalty method.

The most significant assumptions under the relief from royalty method used to value software and trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit. The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate. Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company. These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

Revenue Recognition

Under FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

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

The Company also generates revenue from developing and licensing seed to sale cannabis compliance software to both private-sector and public-sector (government agencies) businesses that are involved in cannabis related operations. The Company also generates revenue from on-going training, support and software customization services.

Occasionally, the Company will enter into systems installation arrangements. Installation jobs are estimated based on the cost of equipment to be installed, the number of hours expected to be incurred to complete the job and other ancillary costs. Revenue associated with these services are recognized over the arrangement period.

Lastly, the Company generates advertising revenues from consumer advertising on its Cannabase platform. Revenue is recognized over the contract period associated with each specific advertising campaign.

Expenses

Cost of Revenues

The cost of revenues is the total cost incurred to obtain a sale and the cost of the goods or services sold. Cost of revenues primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are three years for vehicles and five years for furniture and equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold, or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $34,963 and $1,388 for the three months ended June 30, 2018 and 2017, respectively, and $61,737 and $5,179 for the six months ended June 30, 2018 and 2017, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2018 and 2017.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a Beneficial Conversion Feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC 470-20, Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the beneficial conversion feature and the Company amortizes the discount to interest expense over the life of the debt.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair value of the underlying instrument. The equity instruments, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of June 30, 2018 and December 31, 2017. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses, deposits, accounts payable and accrued liabilities, advances from shareholders and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those items.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all potential dilutive shares if their effect was anti-dilutive.

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and six months ended June 30, 2018 and 2017 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Potentially dilutive securities:
Convertible notes payable	135,634	226,320	135,634	226,320
Convertible Preferred A Stock	1,000,000	17,186,713	1,000,000	17,186,713
Convertible Preferred B Stock	13,784,201	7,318,084	13,784,201	7,318,084
Warrants	3,307,073	2,557,195	3,307,073	2,557,195
Stock options	8,704,345	414,854	8,704,345	414,854

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method, whereas financing leases will be treated similarly to a capital lease under the current standard. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard must be presented using the modified retrospective method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is still evaluating the method of adoption. While the Company is continuing to assess all potential impacts of the new standard, the Company currently believes the most significant impact relates to its accounting for office space, colocation operating leases, and embedded leases within its supplier contracts.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance was effective for the Company beginning after December 15, 2017. The updated standard was adopted by the Company on January 1, 2018. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents on the statement cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The updated standard was adopted by the Company on January 1, 2018. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Accordingly, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value. Please refer to Note 9 for further detail.

In May 2017, the FASB issued ASU No 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met:

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

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Types of Revenues:
Security and Guarding	$1,535,638	$1,015,662	$2,629,412	$1,707,399
Systems Installation	100,699	-	135,263	-
Software	576,142	-	576,142	-
Total revenues	$2,212,479	$1,015,662	$3,340,817	$1,707,399

The following is a description of the principal activities from which we generate our revenue.

Security and Guarding Revenue

Helix provides armed and unarmed guards, as well as armed transportation services. The guards are charged out at an hourly rate, with invoices typically sent to clients shortly after each month-end for the previous month, with revenue being recognized over time as the service has been provided. Transportation services are typically invoiced on a per-run basis, with revenue being recognized over time as the service has been completed.

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

Software

The Company generates revenue from developing and licensing seed to sale cannabis compliance software to both private-sector and public-sector (government agencies) businesses that are involved in cannabis related operations. The Company also generates revenue from on-going training, support and software customization services.

The private-sector software entails cultivation tracking, inventory management, point of sale and analytic reporting to assist businesses in meeting their compliance requirements and effectively manage their businesses. Customers within the private sector are charged an initial one-time installation fee and the revenues associated with these services are recognized upon completion of installation and configuration at a point in time. After the installation and configuration of the software is completed, the customer is invoiced monthly and revenues associated with these services are recognized monthly over a period of time in which the customer continues to use the software and related services.

The public-sector software assists government agencies in efficient oversight of cannabis related business under their jurisdiction. Revenues associated with governmental contracts are longer-term in nature and recognized upon completion of certain milestones over a period of time or on a completed-contract basis at a point in time. The Company considers the contract to be complete when all significant costs have been incurred and the customer accepts the project. Costs incurred prior to the customer accepting the project are deferred and reflected on the Balance Sheet as Work-in-process – Traceability.

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

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligations and subsequently recognizes revenue, over time, as security and installation services are performed. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligations under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at June 30, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of June 30, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending June 30, 2018.

6.	Business Combination

Security Grade Acquisition

On June 2, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. Pursuant to these provisions, as of June 30, 2018, the Company has a liability pursuant to the Agreement of $244,159 payable following the Closing.

The merger is being accounted for as a business combination in accordance with ASC 805. The Company’s allocation of the purchase price was calculated as follows:

Base Price – Cash	$2,100,373
Base Price - Stock Options	916,643
Contingent Consideration - Stock Options	916,643
Total Purchase Price	$3,933,659

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$14,137
Accounts receivable	53,792
Costs & earnings in excess of billings	96,898
Property, plant and equipment, net	27,775
Trademarks	25,000	10
Customer lists	3,154,578	5
Web address	5,000	5
Goodwill	664,329
Other assets	3,880
Total assets acquired	$4,045,389
Liabilities assumed:
Billings in excess of costs	$23,967
Loans payable	18,414
Credit card payable and other liabilities	69,349
Total liabilities assumed	111,730
Estimated fair value of net assets acquired	$3,933,659

The initial stock options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the period ended June 30, 2018, the Company reached settlement agreements with five of the six selling members. As a result of these settlements, 70,151 options previously issued as part of the acquisition were cancelled.

BioTrack Acquisition

On March 3, 2018, Helix TCS, Inc. (the “Company”) and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement on June 1, 2018, Merger Sub merged with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). The Company closed the Merger. In connection with closing the Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders and optionholders will own 48% of the Company on a fully diluted basis on the closing date.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the BioTrackTHC merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the BioTrackTHC transaction to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the BioTrackTHC transaction:

Base Price - Common Stock	$44,905,542
Base Price - Stock Options	12,646,491
Total Purchase Price	$57,552,033

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$448,697
Accounts receivable	128,427
Prepaid expenses	351,615
Property, plant and equipment, net	72,252
Goodwill	39,135,007
Customer list	8,304,449	5
Software	9,321,627	4.5
Tradename	466,081	4.5
Total assets acquired	$58,228,155
Liabilities assumed:
Accounts payable	$223,581
Other liabilities	452,541
Total liabilities assumed	676,122
Estimated fair value of net assets acquired	$57,552,033

The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price for BioTrackTHC. Accordingly, the type and value of the intangible assets amounts set forth above are preliminary. Once the valuation process is finalized for BioTrackTHC, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangible assets and those changes could differ materially from what is presented above.

Total acquisition costs for the BioTrackTHC merger incurred during the three and six months ended June 30, 2018 was $116,624, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

Unaudited Pro Forma Results

BioTrackTHC contributed revenues of $576,142 and a net loss of $132,109 for the period June 1, 2018 through June 30, 2018, included in the Company’s consolidated condensed statements of operations.

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2017. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2018	2017	2018	2017
Revenues	$3,280,872	$2,660,197	$6,162,373	$5,105,097
Net loss	(2,077,322)	(2,806,083)	(2,554,163)	(8,311,917)
Net loss attributable to common shareholders	(9,281,011)	(5,961,970)	(24,756,357)	(11,467,804)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(0.22)	(0.21)	(0.69)	(0.40)

7.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary, in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of June 30, 2018, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 9. Intangible Assets and Goodwill, Net. As of June 30, 2018, and December 31, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $0 and $58,370, respectively.

8.	Property and Equipment, Net

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Furniture and equipment	$86,292	$16,332
Software equipment	5,376	1,382
Vehicles	237,805	175,647
Total	329,473	193,361
Less: Accumulated depreciation	(79,448)	(82,727)
Property and equipment, net	$250,025	$110,634

Depreciation expense for the three months ended June 30, 2018 and 2017 was $32,893 and $14,830, respectively, and $35,893 and $23,036 for the six months ended June 30, 2018 and 2017, respectively.

9.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of June 30, 2018 and December 31, 2017:

			June 30, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(41,444)	$51,983
Trade names and trademarks	5 - 10	125,000	466,081	(33,092)	557,989
Web addresses	5	130,000	-	(56,525)	73,475
Customer list	5	3,154,578	8,304,449	(810,831)	10,648,196
Software	4.5	-	9,321,627	(164,433)	9,157,194
		$3,503,005	$18,092,157	$(1,106,325)	$20,488,837

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Trade names and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

(1)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 6).
(2)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 6).

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $476,003 and $61,953 for the three months ended June 30, 2018 and 2017, respectively, and $645,579 and $75,374 for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the Company’s Goodwill as of June 30, 2018:

Total Goodwill
Balance at January 1, 2018	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to BioTrack acquisition	39,135,007
Balance at June 30, 2018	$39,135,007

During the first quarter of 2018, the Company came to a settlement agreement with numerous Security Grade employees resulting from a misrepresentation of revenue and customer list information provided as part of the acquisition. Therefore, the Company considers the settlement to be an indicator for goodwill impairment testing. Accordingly, at March 30, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off of $664,329 for the six months ended June 30, 2018. As part of the BioTrack acquisition, Goodwill in the amount of $39,135,007 was recognized on the Company’s Condensed Consolidated Balance Sheet.

10.	Accounts Payable and Accrued Expenses

As of June 30, 2018 and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$1,130,405	$334,751
Accrued expenses	236,319	220,682
Accrued interest	36,680	43,204
Total	$1,403,404	$598,637

11.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$78,108	$64,704
Estimated earnings	33,213	27,730
Cost and estimated earnings earned on uncompleted contracts	111,321	92,434
Billings to date	163,619	71,778
Costs and estimated earnings in excess of billings on uncompleted contracts	(52,298)	20,656

Costs in excess of billings	$9,277	$40,847
Billings in excess of cost	(61,575)	(20,191)
	$(52,298)	$20,656

12.	Convertible Note Payable

	June 30, 2018	December 31, 2017
Note Five, 5% convertible promissory note, fixed secured, maturing November 16, 2018	$114,746	$812,393
	114,746	812,393
Less: Current portion	(114,746)	(812,393)
Long-term portion	$-	$-

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

On March 31, 2017, the First Amendment to Note Four (the “Amended Note”) was entered by the Company and the Holder (also the Fourth Investor). In the absence of a Company Event of Default or Holder Event of Default, Amended Note is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than June 1, 2017. The Amended Note had the following conversion features:

●	Automatic Conversion. The principal balance of the Amended shall automatically convert into shares of Class B Preferred Shares upon execution by the Company and the Fourth Investor of definitive documentation relating to the $500,000, aggregate principal amount, and investment by the Fourth Investor in Class B Preferred Shares of the Company.

●	Company Default. In the event of a Company Event of Default, the Fourth Investor the shall have the right to elect to (i) at any time prior to June 30, 2017, convert the aggregate outstanding principal amount of Note Four into Class B Preferred Shares equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis, or (ii) at any time commencing on July 1, 2017 and ending on September 31, 2017, have Note Four redeemed for cash at a redemption price, in aggregate, equal to 150% of the aggregate principal outstanding balance of Note Four or (iii) to convert Note Four into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis. In the event the Holder does not elect any remedy in the event of a Company Event of Default, on September 31, 2017 the Amended Note shall be converted in whole into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis.

●	Holder Default. In the event of a Holder Event of Default, the Company shall have the right to either (i) redeem the Amended Note at par value at any time prior to June 1, 2017 or (ii) convert the outstanding principal balance into common shares of the Company at market value.

●	The $12,000,000 valuation in Note Four is subject to dilution of $600,000 from additional investments in the Company by third parties following the Holder’s $500,000 investment that is memorialized in Note Four. The Holder was to receive the same number of shares as it would have for its investment if it had converted at a $12,000,000 valuation on October 20, 2016 given the 26,587,497 shares outstanding at that time. Note Four was to convert into 1,162,500 shares.

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

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five became effective on February 14, 2017 upon the execution by the Company and the Third Investor of numerous exhibit documents.

The Company evaluated the embedded conversion feature within the above convertible note under ASC 815 and determined the conversion feature did not meet the definition of a derivative and therefore should not be bifurcated. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a BCF inherent to the convertible note payable and a total debt discount of $183,333 was recorded.

The company recorded a debt discount relating to the warrants issued in the amount of $22,000 based on the relative fair values of Note Five without the warrants and the warrants themselves at the effective date of Note Five. The additional $16,666 retained by the Third Investor for due diligence and legal bills for the transaction will be recorded as a debt discount. The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $183,333. Therefore, the debt discount related to the BCF was in the amount of $144,666. The excess value of the BCF discount was recognized as a loss in earnings and recorded as an interest expense in the amount of $390,666 and will be amortized through Maturity of Note Five.

The debt discounts were amortized to interest expense over the life of the note. As of December 31, 2017, and June 30, 2018 the discount was fully amortized.

On February 13, 2017, the Company entered into a $25,000 10% Fixed Secured Convertible Promissory Note (“Note Six”) with the Third Investor. The Third Investor provided the Company with $25,000 in cash, which was received by the Company during the period ended March 31, 2017. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Six due and payable on September 13, 2017. The principal balance of Note Six was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $6.10 per share. Note Six become effective on February 14, 2017 upon the execution by the Company and the Third Investor of numerous exhibit documents.

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

On April 26, 2017, the Company entered into a $100,000 10% Secured Convertible Promissory Note (“Note Seven”) with the Fourth Investor. The Fourth Investor provided the Company with $72,000 in cash proceeds, which was received by the Company during the three months ended June 30, 2017. Note Seven is due on October 26, 2017 and the Company must pay guaranteed interest on the principal balance at an amount equivalent to 10% of the note amount. The principal balance of Note Seven is convertible at the election of the Fourth Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $1.00 or a 50% discount to the lowest closing bid price of the Company’s common stock for the 30 Trading Days prior to conversion. In conjunction with Note Seven, the Company issued a warrant to the fourth investor to purchase 150,000 shares of the Company’s common stock at $1.00 per share.

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

On February 15, March 12 and March 21, 2018 the holder of Note Five elected their option to partially convert the convertible note into shares of the Company’s common stock. After the conversions the remaining Principal balance was $106,900. Please refer to Footnote 16 for additional details on the partial conversions of Note Five.

On May 16, 2018, the Company amended Note Five (“Second Amendment”) with the Fourth Investor. The Second Amendment states that Note Five shall have a maturity of November 16, 2018 and shall be prepayable at any time at 120% of the unpaid principal and accrued interest balance. The principal amount as of the date of the Second Amendment was $112,305.

The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2018, and December 31, 2017, the fair value of Note Five was $114,746 and $812,393, respectively. Therefore, the Company recorded a gain to the change in fair value of $120,630 and $697,646 related to Note Five for the three and six months ended June 30, 2018, respectively.

13.	Related Party Transactions

Advances from Related Parties

The Company has an additional loan outstanding from a former Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $65,250 and $124,750 as of June 30, 2018 and December 31, 2017, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend the Convertible Promissory Note (this “Amendment”) with the undersigned holder (each, a “Holder”) initially issued to such Holder and dated March 2016 (the “Note”). The Company and Holders desire to extend the maturity date of the Note to August 20, 2018.

The Note is hereby amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of the Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company were terminated as part of the Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Five will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $43,696 for the three months ended June 30, 2018 and 2017, respectively, and $118,506 and $56,107 for the six months ended June 30, 2018 and 2017, respectively. The interest expense associated with Note Five was $0 and $2,618 for the three months ended June 30, 2018 and 2017, respectively and $2,402 and $5,178 for the six months ended June 30, 2018 and 2017, respectively.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of June 30, 2018, the warrants granted are not exercisable.

14.	Promissory Notes

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $1,871 for the three months ended June 30, 2018 and 2017, respectively and $0 and $2,887 for the six months ended June 30, 2018 and 2017, respectively.

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note had a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $779 for the three months ended June 30, 2018 and 2017, respectively and $0 and $2,570 for the six months ended June 30, 2018 and 2017, respectively.

15.	Notes Payable

	June 30, 2018	December 31, 2017
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$92,277	$55,890
Loans Payable - Credit Union	5,940	8,582
Less: Current portion of loans payable	(7,869)	(11,179)
Long-term portion of loans payable	$90,348	$53,293

The interest expense associated with the notes payable was $720 and $230 for the three months ended June 30, 2018 and 2017, respectively, and $1,420 and $230 for the six months ended June 30, 2018 and 2017, respectively.

16.	Shareholders’ Equity

Common Stock

Subscription Agreements

In February 2018, the Company issued 222,222 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $200,000.

In March 2018, the Company issued 500,000 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $450,000.

In April 2018, the Company issued 500,000 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $400,000.

In May 2018, the Company issued 244,444 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $200,000.

Other Common Stock Issuances

In May 2018, the Company issued 50,000 shares of restricted common stock to a consultant per a consultant agreement.

In June 2018, the Company issued 38,184,985 shares of common stock as part of the BioTrack acquisition.

On June 7, 2018, two selling shareholders of Security Grade exercised their right to purchase 212,633 shares of the Company’s common stock.

Conversion of Convertible Note to Common Stock

On February 15, 2018, the holder of Note Five elected their option to partially convert $50,000 in principal of the convertible note into 46,066 shares of the Company’s common stock.

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

On May 16, 2018, the Company entered into a second amendment agreement of a Convertible Promissory Note with the holder of a 10% fixed secured convertible promissory note. The new Maturity Date is November 16, 2018. The new interest rate is 5%. The note is prepayable at 120% of the unpaid balance upon 10 business days’ notice to the holder, which has the option to convert, in whole or in part, during the notice period. The conversion price shall be equal to a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion.

2017 Omnibus Incentive Plan

On January 11, 2018, the Company issued 42,850 shares of the Company’s restricted common stock under the 2017 Omnibus Incentive Plan to select personnel of the Company. Additionally, on March 15, 2018, the Company issued an additional 100,000 shares of the Company’s common stock to select employees of the Company.

In May 2018, the Company issued 83,900 shares of common stock to various employees pursuant to the Company’s 2017 Omnibus Stock Incentive Plan.

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

On September 15, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a fourth Series B Preferred Stock Purchase Agreement (the “Fourth Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 462,195 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $150,000.

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

On December 19, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a seventh Series B Preferred Stock Purchase Agreement (the “Seventh Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 2,449,634 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $795,000.

Series B Preferred Stock

In accordance with the Certificate of Incorporation, there were 9,000,000 authorized Series B Preferred Stock at a par value of $ 0.001. In connection with the Series B Preferred Stock Purchase Agreement, on May 12, 2017, the Company filed a Certificate of Designation (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate the preferences, rights and limitations of the Series B Preferred Shares. On August 23, 2017 the Certificate of Designations was amended and restated to increase the number of shares of Series B Preferred Stock authorized to 17,000,000.

Conversion:

Each Series B Preferred Share is convertible at the option of the holder at any time on or after May 12, 2018 into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 13,306,599 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (x) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (y) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three and six months ended June 30, 2018, the beneficial conversion amount of $14,998,505 and $22,202,194, respectively was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. As of June 30, 2018, the beneficial conversion feature was fully amortized. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at June 30, 2018.

For the Six Months Ended June 30, 2018
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend at December 31, 2017	Amount accreted as a deemed dividend for the Six Months Ended June 30, 2018	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$(9,467,661)	$-
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	(3,129,366)	-
August 29, 2017	8.5	369,756	1,148,263	(556,190)	(592,073)	-
September 15, 2017	8	462,195	1,435,329	(648,601)	(786,728)	-
October 11, 2017	7	462,195	1,121,036	(426,309)	(694,727)	-
October 31, 2017	6.5	1,042,337	1,735,641	(548,570)	(1,187,071)	-
December 19, 2017	5	2,449,634	6,921,347	(576,779)	(6,344,568)	-
Total		13,784,201	$44,412,714	$(22,210,519)	$(22,202,194)	$-

Dividends, Voting Rights and Liquidity Value:

Pursuant to the Certificate of Designations, the Series B Preferred Shares bear no dividends, except that if the Board declares a dividend payable upon the then-outstanding shares of the Company’s common stock. The Series B Preferred Shares vote together with the common stock and all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company including, but not limited to, actions amending the certificate of incorporation of the Company to increase the number of authorized shares of the common stock. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of Series B Preferred Shares are entitled to (i) first receive distributions out of our assets in an amount per share equal to the Stated Value plus all accrued and unpaid dividends, whether capital or surplus before any distributions shall be made on any shares of common stock and (ii) second, on an as-converted basis alongside the common stock.

Classification:

The Series B Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480, Distinguishing Liabilities from Equity.

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

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Security Grade Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of the certain settlements with the selling shareholders, 71,644 options previously issued as part of the acquisition were cancelled.

As part of the Merger Agreement entered into between the Company and BioTrackTHC, on June 1, 2018 (see Note 6), the Company assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable at prices of $0.11, $0.79 and $1.66 per share for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders and optionholders will own 48% of the Company on a fully diluted basis on the closing date.

Stock option activity for the period ended June 30, 2018 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	414,854	$0.001	2.42

Granted	490,000	$0.001	0.52

Assumed Options pursuant to acquisition	8,132,410	$0.001	2.41

Forfeited and expired	(121,779)	$0.001

Exercised	(212,633)	$0.001

Outstanding at June 30, 2018	8,702,852	$0.001	2.95

Vested options at June 30, 2018	8,425,485	$0.001	2.43

18.	Warrants

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with the Fourth Investor. The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant, of which the value was derived and based off the fair value of Note Five, to the fourth investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. On December 11, 2017, the investor exercised their purchase right in a net settlement cashless exercise.

In connection with the issuance of the Note Seven, the Company issued a warrant (the “Warrant”) to the Purchaser to purchase 150,000 shares of Common Stock pursuant to the terms and provisions thereunder. The Warrant is exercisable at any time within five (5) years of issuance and entitles the Purchaser to purchase 150,000 shares of the Common Stock at an exercise price of the lesser of either i) $1.00 or ii) a 50% discount to the lowest closing bid price thirty (30) trading days immediately preceding conversion, subject to certain adjustments.

Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after April 26, 2017 and on or before April 26, 2022, by delivery to the Company of the Notice of Exercise. On December 11, 2017, the investor exercised their purchase right in a net settlement cashless exercise.

During the three months ended June 30, 2018, the Company entered into a Graduated Lock-Up Letter to induce the entering into of a consulting agreement in exchange for 50,000 shares of the Company’s common stock and the granting of 575,000 warrants for the purchase of common stock of the Company. The company recognized a compensation expense of $943,000 for the three and six months ended June 30, 2018 relating to the granting of the new warrants.

A summary of warrant activity is as follows:

For the Six Months ended June 30, 2018
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2018	2,732,073	$0.23

Warrants granted	575,000	$0.01

Balance at June 30, 2018	3,307,073	$0.19

Warrant Obligations

In connection with the Series B Preferred Stock Purchase Agreement (See Note 16), the Company is obligated to issue warrants to a third-party to purchase 812,073 shares of common stock at $0.325 per share for services rendered. These warrants have been accounted for as warrant obligations and are recognized as a liability on the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 and 2017, the Company recorded a credit and a charge in the change in fair value of the warrant obligations of $321,161 and $124,791, respectively, and is reflected in the unaudited condensed consolidated statements of operations, other income (expense). For the six months ended June 30, 2018 and 2017, the Company recorded a credit and charge in the change in fair value of the warrant obligations of $1,297,840 and $124,791, respectively, and is reflected in the unaudited condensed consolidated statements of operations, other income (expense). Although the Company issued warrants during the first quarter of 2018, the rights entitled to the third-party holder of the warrants to purchase shares of the Company’s common stock was not exercised. Upon exercising the right to purchase the Company’s common stock by the third-party, the Company will de-recognize the liability for warrant obligations and reclassify the appropriate amount into equity.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of June 30, 2018	As of December 31, 2017	As of May 17, 2017
Fair value of company's common stock	$1.41	$3.00	$3.98
Dividend yield	0%	0%	0%
Expected volatility	237.9%	266.4%	181.2%
Risk Free interest rate	2.63%	1.98%	1.42%
Expected life (years)	2.15	2.65	3.00
Fair value of financial instruments - warrants	$1,131,729	$2,429,569	$1,839,133

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2018	$2,429,569

Change in fair value of liability to issue warrants	(1,297,840)

Balance as of June 30, 2018	$1,131,729

Amount
Balance as of April 1, 2018	$1,452,890

Change in fair value of liability to issue warrants	(321,161)

Balance as of June 30, 2018	$1,131,729

19.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting security holders on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance. As of June 30, 2018, there were 226,750 shares of common stock outstanding under the 2017 Plan.

20.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the six months ended June 30, 2018 and 2017 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the six months ended June 30, 2018 and 2017, the Company has a net operating loss carry forward of approximately $8,365,000 and $4,362,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

21.	Commitments and Contingencies

The Company is obligated under four operating lease agreements for office facilities in Colorado, Florida, Washington and Hawaii, which expire in February and March 2021.

Rent expense incurred under the Company’s operating leases amount to $65,888 and $22,511 during the three months ended June 30, 2018 and 2017, respectively and $84,451 and $40,721 for the six months ended June 30, 2018 and 2017, respectively.

22.	Subsequent Events

In July 2018, the Company issued 327,777 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $294,999.

In July 2018, the Company issued 200,000 shares of restricted common stock to consultants as an inducement to enter into a leak-out agreement with the Company.

In July 2018, the Company issued 100,000 shares of the Company’s common stock registered under 2017 Omnibus Stock Incentive Plan to select employees of the Company.

In July 2018, the Company issued 3,983 shares of the Company’s common stock resulting from the exercise of stock options granted as part of the Security Grade acquisition.

In August 2018, the Company issued 327,777 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $294,999.

In August 2018, the Company issued 100,000 shares of restricted common stock as part of an agreement entered into with an investor relation consultant.

In August 2018, the Company entered into a asset acquisition agreement with Engeni LLC and its majority owned subsidiary Engeni SA in the Republic of Argentina (collectively “Engeni”). At closing, the Company issued 366,700 shares of Company restricted common stock to the former owners of Engeni. An additional 10,000 shares of the Company’s restricted common stock were also issued to two of the former owners of Engeni as part of a consulting agreement entered into between the Company and former owners. Upon the achievement of certain milestones, the owners of Engeni may receive up to 733,300 additional shares of Company restricted Common Stock plus $100,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed on April 4, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Helix”, the “Company”, “we”, “us”, and “our” refer to Helix TCS, Inc.

Overview

Helix’s mission is to provide clients with the most powerful and cutting-edge integrated operating environments in the market, helping them to better manage and mitigate risk while they focus on their core business. We aim to accomplish these goals through a unique combination of business, logistics, risk-management, and investment skills, delivered through a proprietary software suite and partnership platform.

Our team is composed of former military, law enforcement, and technology professionals with deep experience in security and law enforcement, intelligence, technology design and development, partner relations, data aggregation, venture capital, private equity, risk-management, banking, and finance – a combination that we believe is truly unmatched in the Legal Cannabis Industry.

Technology is a cornerstone of Helix’s service offering. We offer clients the only true technology platform in the industry, geared towards allowing clients to manage inventory and supply costs through Cannabase, as well as bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the tech spectrum to help tailor desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

As our flagship service offering, we offer a high standard in security operations: transport, armed and unarmed guarding, training, investigation, and special services in the industry. From the training of our guard staff, to the sophistication and effectiveness of our literally, battle-tested protocols, to our responsiveness to client needs and suggestions, Helix delivers integrated operating environments that we believe are unmatched in the industry.

We have greatly enhanced our core operations with the recent acquisitions of Security Grade and BioTrack. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrack specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. We believe these strategic acquisitions will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the three months ended June 30, 2018 and 2017

The following table shows our results of operations for the three months ended June 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$2,212,479	$1,015,662	$1,196,817	118%
Cost of revenue	1,560,387	768,132	792,255	103%
Gross margin	652,092	247,530	404,562	163%

Operating expenses	3,215,688	656,989	2,558,699	389%

Loss from operations	(2,563,596)	(409,459)	(2,154,137)	526%

Other income (expense), net	735,248	(2,015,541)	2,750,789	-136%

Net loss	$(1,828,348)	$(2,425,000)	$596,652	-25%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(7,203,689)	(3,155,887)	(4,047,802)	128%

Net loss attributable to common shareholders	$(9,032,037)	$(5,580,887)	$(3,451,150)	62%

Revenue

Total revenue for the three-month period ended June 30, 2018 was $2,212,479, which represented an increase of $1,196,817 compared to total revenue of $1,015,662 for the three months ended June 30, 2017. The increase primarily resulted from increased revenue from security and guarding, and new revenue streams of systems installation and software.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $792,255 for the three months ended June 30, 2018, to $1,560,387 as compared to $768,132 for the three months ended June 30, 2017. The increase primarily resulted from an increase in security personnel associated with higher revenue, as well as the acquisition of BioTrack.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended June 30, 2018 and 2017 were $3,215,688 and $656,989 respectively. The overall $2,558,699 increase in operating expenses was attributable to the following increases in operating expenses of:

●	General and administrative expenses – $325,150;

●	Salaries and wages – $1,429,313;

●	Professional and legal fees – $16,644; and

●	Depreciation and amortization – $787,592.

The $325,150 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $1,429,313 increase in salaries and wages resulted from an increase in headcount, including BioTrack personnel and an increase in share-based compensation. The $16,644 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $787,592 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack acquisition.

Other income (expense)

Net other income (expense) consisted of gains on the change in the fair value of convertible note, change in fair value of warrant obligations, gain on reduction of obligation pursuant to acquisition, and interest expense. Net other income (expense) during the three months ended June 30, 2018 and 2017 was $735,248 and $(2,015,541), respectively. The $2,750,789 increase in other income (expense) was primarily attributable to a gain on the change in fair value of convertible notes of $120,630, gain on the change in the fair value of warrant obligations of $321,161, gain on the change in fair value associated with an obligation pursuant to acquisition of $290,441, an exclusion of a loss on an induced conversion in the current period and interest expense of $3,016 recognized in the three months ended June 30, 2018.

Net loss

For the foregoing reasons, we had a net loss of $1,828,348 for the three months ended June 30, 2018, or $0.04 net loss per common share, basic and diluted, respectively compared to a net loss of $2,425,000 for the three months ended June 30, 2017, or $0.08 net loss per common share, basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $7,203,689 for the three months ended June 30, 2018 compared to $3,155,887 for the three months ended June 30, 2017.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $9,032,037 for the three months ended June 30, 2018, or $0.21 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $5,580,887 for the three months ended June 30, 2017, or $0.20 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the six months ended June 30, 2018 and 2017

The following table shows our results of operations for the six months ended June 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$3,340,817	$1,707,399	$1,633,418	96%
Cost of revenue	2,351,092	1,378,335	972,757	71%
Gross margin	989,725	329,064	660,661	201%

Operating expenses	5,248,550	1,147,038	4,101,512	358%

Loss from operations	(4,258,825)	(817,974)	(3,440,851)	421%

Other income (expense), net	1,991,800	(7,074,696)	9,066,496	-128%

Net loss	$(2,267,025)	$(7,892,670)	$5,625,645	-71%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(22,202,194)	(3,155,887)	(19,046,307)	604%

Net loss attributable to common shareholders	$(24,469,219)	$(11,048,557)	$(13,420,662)	121%

Revenue

Total revenue for the six-month period ended June 30, 2018 was $3,340,817, which represented an increase of $1,633,418 compared to total revenue of $1,707,399 for the six months ended June 30, 2017. The increase primarily resulted from increased revenue from security and guarding, and new revenue streams of systems installation and software.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $972,757 for the six months ended June 30, 2018, to $2,351,092 as compared to $1,378,335 for the six months ended June 30, 2017. The increase primarily resulted from an increase in security personnel associated with higher revenue, as well as the acquisition of BioTrack.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees, and depreciation and amortization. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the six months ended June 30, 2018 and 2017 were $5,248,550 and $1,147,038 respectively. The overall $4,101,512 increase in operating expenses was attributable to the following increases in operating expenses of:

●	General and administrative expenses – $495,049;

●	Salaries and wages – $2,133,901;

●	Professional and legal fees – $507,694; and

●	Depreciation and amortization – $964,868.

The $495,049 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $2,133,901 increase in salaries and wages resulted from an increase in headcount, including BioTrack personnel and an increase in share-based compensation. The $507,694 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $964,868 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack acquisition.

Other income (expense)

Net other income (expense) consisted of gains on the change in the fair value of convertible note, change in fair value of warrant obligations, change in the fair value of note payable – related party, loss on impairment of goodwill, gain on reduction of obligation pursuant to acquisition, and interest expense. Net other income (expense) during the six months ended June 30, 2018 and 2017 was $1,991,800 and $(7,074,696), respectively. The $9,066,496 increase in other income (expense) was primarily attributable to a gain on the change in fair value of convertible notes of $697,646, a gain on the change in fair value of convertible note – related party of $118,506, gain on the change in the fair value of warrant obligations of $1,297,840, loss on impairment of goodwill of $(664,329), gain on the reduction of obligation pursuant to acquisition of $557,054, and interest expense of $14,917. In addition, no loss on extinguishment of debt or induced conversion of convertible note was recognized compared to $(1,503,876) and $(4,611,395) recognized in the six months ended June 30, 2017.

Net loss

For the foregoing reasons, we had a net loss of $2,267,025 for the six months ended June 30, 2018, or $0.06 net loss per common share, basic and diluted, respectively compared to a net loss of $7,892,670 for the six months ended June 30, 2017, or $0.28 net loss per common share, basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $22,202,194 for the six months ended June 30, 2018 compared to $3,155,887 for the six months ended June 30, 2017.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $24,469,219 for the six months ended June 30, 2018, or $0.68 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $11,048,557 for the six months ended June 30, 2017, or $0.39 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended June 30, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2018, we had a cash balance of $444,527, net accounts receivable of $1,092,095 and $3,157,323 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2018. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	June 30, 2018	December 31, 2017	Change
Current assets	$1,545,899	$1,519,714	$26,185
Current liabilities	3,157,323	4,808,995	(1,651,672)
Working capital deficit	$(1,611,424)	$(3,289,281)	$1,677,857

As of June 30, 2018, and December 31, 2017, we had a cash balance of $444,527 and $868,554, respectively.

Summary of Cash Flows.

	For the Six Months Ended June 30,
	2018	2017

Net cash used in operating activities	$(1,969,434)	$(815,996)
Net cash provided by (used in) investing activities	321,162	(855,549)
Net cash provided by financing activities	1,224,245	2,126,701

Net cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2018 was $(1,969,434). This included a net loss of $(2,267,025), non-cash charge related to depreciation and amortization of $681,472, non-cash charge related to share-based compensation of $1,562,025, non-cash losses due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(697,647), $(1,297,840), and $(118,505), respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $(290,441), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $(320,955). Net cash used in operating activities for the six months ended June 30, 2017 was $815,996. This included a net loss of $(7,892,670), non-cash charge related to depreciation and amortization of $98,410, non-cash loss of $353,000 regarding the change in fair value of convertible notes, non-cash gain of $(43,696) regarding the fair value of convertible notes – related party, non-cash gain of $(35,264) regarding the change in fair value of contingent consideration, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash loss on the change in fair value of warrants to be issued of $124,791 and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $111,591.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the six months ended June 30, 2018 was $321,162, which consisted of capital expenditures of $(103,032), cash payment pursuant to the Revolutionary asset acquisition of $(24,503), and cash acquired as part of the BioTrack business combination in the amount of $448,697.  Net cash used in investing activities for the six months ended June 30, 2017 was $855,549, which consisted of capital expenditures of $(22,814), cash payments pursuant to the Revolutionary asset acquisition of $(46,872) and cash payment pursuant to the Security Grade business acquisition of $(785,863).

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,224,245, which resulted from proceeds from the issuance of common stock of $1,250,000, proceeds from notes payable of $33,745, and repayment of advances from related parties of $(59,500).  Net cash provided by financing activities for the six months ended June 30, 2017 was $2,126,701, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $60,500, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $1,517,500, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April 4, 2018.

Related Party Transactions

The Company has an additional loan outstanding from a Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $65,250 and $124,750 as of June 30, 2018 and December 31, 2017, respectively.

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

On February 20, 2018, Helix TCS, Inc. (the “Company”) entered into an agreement to amend the Convertible Promissory Note (this “Amendment”) with the Related Party Holder initially issued to such Holder and dated March 2016 (the “Note”). The Company and Holder desire to extend the maturity date of the Note to August 20, 2018.

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

As of February 20, 2018, the fair value of the liability was $239,343; however, due to termination of the conversion of the note into equity securities, Note Five will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $43,696 for the three months ended June 30, 2018 and 2017, respectively, and $118,506 and $56,107 for the six months ended June 30, 2018 and 2017, respectively. The interest expense associated with Note Five was $0 and $2,618 for the three months ended June 30, 2018 and 2017, respectively, and $2,402 and $5,178 for the six months ended June 30, 2018 and 2017, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer), to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures as of June 30, 2018, the end of the interim period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our internal controls and procedures included a review of the internal controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management, including our Chief Executive Office and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of the six months ended June 30, 2018 due to the continuing existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of June 30, 2018 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the six months ended June 30, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. On April 3, 2017, we moved to dismiss the complaint. As of June 30, 2018, the claim is currently in the process of discovery.

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

ITEM 1A. Risk Factors

Smaller reporting companies such as us are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities for the quarter ended June 30, 2018 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Bio-Tech Medical Software, Inc. and Terence J. Ferraro, as the Securityholder Representative, dated March 3, 2018 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018).

10.32	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018).

10.33	Pledge and Security Agreement dated February 1, 2018 by RSF5, LLC and Helix TCS, Inc. for the benefit of BTC Investment LLC.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	August 14, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Paul Hodges	Director	August 14, 2018
Paul Hodges

/s/ Scott Ogur	Chief Financial Officer	August 14, 2018
Scott Ogur	(Principal Financial Officer)