Form 10-Q
period 2018-09-30
Helix TCS, Inc.
filed 2018-11-14
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 13, 2018, the registrant had 72,088,603 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$464,992	$868,554
Accounts receivable, net	1,152,337	610,313
Costs & earnings in excess of billings	24,792	40,847
Total current assets	1,642,121	1,519,714

Property and equipment, net	280,524	110,634
Intangible assets, net	19,777,516	3,042,259
Goodwill	39,913,559	664,329
Deposits and other assets	518,124	68,313
Total assets	$62,131,844	$5,405,249

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,319,261	$598,637
Advances from related parties	55,250	124,750
Billings in excess of costs	3,786	20,191
Deferred rent	3,264	9,667
Notes payable, current portion	7,582	11,179
Obligation pursuant to acquisition	253,334	559,103
Convertible notes payable, net of discount	132,625	812,393
Convertible note payable - related party	-	243,506
Promissory notes	250,000	-
Contingent consideration	909,292	-
Obligation to issue warrants	994,809	2,429,569
Total current liabilities	3,929,203	4,808,995

Long-term liabilities
Notes payable, net of current portion	73,161	53,293
Total long-term liabilities	73,161	53,293

Total liabilities	4,002,364	4,862,288

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of September 30, 2018 and December 31, 2017	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of September 30, 2018 and December 31, 2017	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 71,363,953 shares issued and outstanding as of September 30, 2018; 28,771,402 shares issued and outstanding as of December 31, 2017	71,364	28,771
Additional paid-in capital	81,212,979	18,741,114
Accumulated other comprehensive income	17,538	-
Accumulated deficit	(23,187,185)	(18,241,708)
Total shareholders’ equity	58,129,480	542,961
Total liabilities and shareholders’ equity	$62,131,844	$5,405,249

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Security and guarding	$1,141,676	$1,129,746	$3,432,651	$2,837,145
Systems installation	318,850	-	454,113	-
Software	1,653,195	-	2,229,337	-
Total revenues	$3,113,721	$1,129,746	$6,116,101	$2,837,145
Cost of revenue	1,203,187	814,031	3,892,716	2,192,366
Gross margin	1,910,534	315,715	2,223,385	644,779

Operating expenses:
Selling, general and administrative	802,724	269,143	1,678,603	649,973
Salaries and wages	1,888,155	315,316	4,308,994	602,254
Professional and legal fees	473,651	261,098	1,362,205	641,958
Depreciation and amortization	806,611	194,347	1,869,889	292,757
Total operating expenses	3,971,141	1,039,904	9,219,691	2,186,942

Loss from operations	(2,060,607)	(724,189)	(6,996,306)	(1,542,163)

Other income (expenses):
Change in fair value of convertible note	(17,880)	115,000	679,766	(210,000)
Change in fair value of convertible note - related party	-	(34,725)	118,506	8,971
Change in fair value of obligation to issue warrants	136,920	531,395	1,434,760	406,604
Change in fair value of contingent consideration	(131,994)	(25,078)	(131,994)	10,186
Loss on induced conversion of convertible note	-	-	-	(1,503,876)
Loss on extinguishment of debt	-	-	-	(4,611,395)
Loss on impairment of Goodwill	-	-	(664,329)	-
Gain on reduction of obligation pursuant to acquisition	50,361	-	607,415	-
Interest income/(expense), net	21,622	(117,760)	6,705	(678,354)
Other income (expenses)	59,029	468,832	2,050,829	(6,577,864)

Net loss	$(2,001,578)	$(255,357)	$(4,945,477)	$(8,120,027)

Other comprehensive income:
Changes in foreign currency translation adjustment	17,538	-	17,538	-
Total other comprehensive income	17,538	-	17,538	-
Total comprehensive loss	(1,984,040)	(255,357)	(4,927,939)	(8,120,027)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(8,044,958)	(22,202,194)	(11,200,845)

Net loss attributable to common shareholders	$(1,984,040)	$(8,300,315)	$(27,130,133)	$(19,320,872)

Net loss per share attributable to common shareholders:
Basic	$(0.03)	$(0.29)	$(0.57)	$(0.68)
Diluted	$(0.03)	$(0.29)	$(0.57)	$(0.68)

Weighted average common shares outstanding:
Basic	70,420,857	28,644,522	47,598,820	28,592,643
Diluted	70,420,857	28,644,522	47,598,820	28,592,643

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss, as reported	$(2,001,578)	$(255,357)	$(4,945,477)	$(8,120,027)
Other comprehensive income:
Foreign currency translation adjustments	17,538	-	17,538	-
Comprehensive loss	$(1,984,040)	$(255,357)	$(4,927,939)	$(8,120,027)

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$-	$(18,241,708)	542,961

Beneficial conversion feature of Series B convertible preferred stock							22,202,194			22,202,194

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,202,194)			(22,202,194)

Issuance of common stock per stock subscription agreements	2,883,331	2,883					2,592,114			2,594,997

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794			175,000

Issuance of restricted common stock	157,850	158					452,821			452,979

Reduction in Additional Paid-In Cap ital due to Security Grade acquisition settlement agreement							(340,039)			(340,039)

Restricted common stock issued as part of BioTrack acquisition	38,184,985	38,185					57,513,848			57,552,033

Restricted common stock issued as part of Engeni acquisition	366,700	367					388,335			388,702

Issuance of common stock to employees under Stock Incentive Plan	227,095	227					308,842			309,069

Issuance of common stock resulting from inducement of consulting agreement	250,000	250					336,250			336,500

Issuance of restricted common stock resulting from an investor relation consulting agreement	100,000	100					101,900			102,000

Issuance of warrants pursuant to consulting agreement							943,000			943,000

Issuance of common stock resulting from exercise of stock options	216,616	217								217

Foreign currency translation								17,538		17,538

Net loss									(4,945,477)	(4,945,477)

Balance at September 30, 2018	71,363,953	$71,364	1,000,000	$1,000	13,784,201	$13,784	$81,212,979	$17,538	$(23,187,185)	$58,129,480

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,945,477)	$(8,120,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,869,889	292,757
Amortization of debt discounts	-	244,843
Share-based compensation expense	2,143,548	-
Change in fair value of convertible notes	(504,768)	210,000
Change in fair value of obligation to issue warrants	(1,434,760)	(406,604)
Change in fair value of convertible notes - related party	(93,506)	(8,971)
Change in fair value of contingent consideration	131,994	(10,186)
Loss on induced conversion of convertible debt	-	1,503,876
Loss on extinguishment of debt	-	4,611,395
Loss on beneficial conversion feature of convertible note	-	390,666
Loss on impairment of goodwill	664,329	-
Gain on reduction of obligation pursuant to acquisition	(607,415)	-
Change in operating assets and liabilities:
Accounts receivable	(373,314)	(246,375)
Prepaid expenses	-	-
Deposits	(87,161)	(14,640)
Costs in excess of billings	16,055	(54,547)
Accounts payable and accrued expenses	26,044	122,875
Deferred rent	(6,403)	3,002
Billings in excess of costs	(16,405)	29,270
Net cash used in operating activities	(3,217,350)	(1,452,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(85,665)	(31,054)
Payments for business combination, net of cash acquired	(79,664)	(1,631,313)
Cash acquired as part of business combination	454,306	-
Payments for asset acquisition	(58,729)	(46,872)
Net cash provided by (used in) investing activities	230,248	(1,709,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	-	229,167
Payments pursuant to convertible notes payable - related party	(150,000)	-
(Repayments to)/advances from related parties	(69,500)	60,500
Repayment to related parties	-	(32,000)
Payments pursuant to notes payable	-	(3,466)
Proceeds from notes payable	16,271	-
Proceeds from the issuance of a promissory note	250,000	255,000
Proceeds from the issuance of common stock	2,595,214	100,000
Proceeds from the issuance of Series B convertible preferred stock	-	2,624,988
Net cash provided by financing activities	2,641,985	3,234,189

Effect of foreign exchange rate changes on cash	(58,445)	-
Net change in cash	(403,562)	72,284
Cash, beginning of period	868,554	57,841
Cash, end of period	$464,992	$130,125

Supplemental disclosure of cash and non-cash transactions:
Financing of property and equipment purchases	$-	$52,082
Equity issuance pursuant to asset acquisition (non-cash acquisition of BioTrack)	$57,552,033	$-
Equity issuance pursuant to asset acquisition (non-cash acquisition of Engeni)	$1,166,000	$-
Cost of issuance of Series B preferred shares	$-	$(1,941,633)
Stock options issued pursuant to acquisition consideration	$-	$916,643
Stock options issued pursuant to contingent consideration as part of acquisition	$-	$871,193
Warrant issuances to investors	$-	$93,200
Reacquisition price of convertible debt	$-	$4,581,395
Partial conversion of convertible note into common stock	$175,000	$-

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

Effective October 25, 2015, we entered into an acquisition and exchange agreement with Helix TCS, LLC. We closed the transaction contemplated under the acquisition and exchange agreement on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

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

The acquisition of Helix was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Acquisition Agreement were replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. Furthermore, on April 11, 2016, the Company acquired the assets of Revolutionary Software, LLC (“Revolutionary”) (see Note 7).

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which consisted of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the Closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the Closing, on the 61st day following the Closing, the Company shall issue 207,427 additional stock options (the “Additional Stock Options”). The Company subsequently issued the 207,427 additional stock options on August 1, 2017 as well as a second cash payment of $800,000 pursuant to the original terms of the Agreement.

In the first quarter of 2018, the Company notified the selling members of Security Grade of their intent to exercise their right of setoff noted in the Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with all of the six selling members. See Note 6 for further details surrounding the settlements.

On March 3, 2018, Helix, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “BioTrack Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the BioTrackTHC Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company.

On June 1, 2018 (the “BioTrackTHC Closing Date”), in connection with closing the Merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result, BioTrackTHC stockholders will own 48% of the Company on a fully diluted basis on the BioTrackTHC Closing Date.

On August 3, 2018 (the “Engeni Closing Date”), the Company and its wholly owned subsidiary, Engeni Merger Sub, LLC (“Engeni Merger Sub”), entered into an Agreement and Plan of Merger (the “Engeni Merger Agreement”) with Engeni LLC (“Engeni US”), Engeni S.A (“Engeni SA”), Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the Engeni US members), and Scott Zienkewicz, as the representative of the Engeni US member. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company (the “Engeni Merger”).

On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company will also issue Engeni US members 366,700 and 366,600 shares of Company common stock upon achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz.

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

On October 11, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a fifth Series B Preferred Stock Purchase Agreement (the “Fifth Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 231,097 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $75,000. Upon further review of the Fifth Series B Purchase Agreement, it was noted the total number of shares issued under the Fifth Series B Purchase Agreement was 462,195 shares with total proceeds of $150,000.

On October 31, 2017, as contemplated by the Initial Series B Purchase Agreement, the Parties entered into a sixth Series B Preferred Stock Purchase Agreement (the “Sixth Series B Purchase Agreement”) whereby the Company issued and sold to accredited investors 795,833 shares of the Company’s Series B Preferred Stock in exchange for an aggregate cash payment equal to $80,000. Upon further review of the Sixth Series B Purchase Agreement, it was noted the total number of shares issued under the Sixth Series B Purchase Agreement was 1,042,337 shares with total proceeds of $557,500.

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

Upon further review it was noted that, during the six months ended June 30, 2018 the Company erroneously recorded revenue for transactions with a consolidating entity and not recording the intercompany entry to eliminate the revenue. Therefore revenue and cost of revenues for the six months ended June 30, 2018 were overstated by $338,437. The Company will adjust for these errors on a prospective basis.

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

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet as of December 31, 2017
Convertible notes payable, net of discount	$1,301,004	$(488,611)	$812,393
Total liabilities	$5,350,899	$(488,611)	$4,862,288
Preferred Shares (Class B) Outstanding	13,306,599	477,602	13,784,201
Preferred Shares (Class B) Par Amount	$13,307	$477	$13,784
Additional Paid in Capital	$3,923,234	$552,023	$4,475,257
Accumulated Deficit	$(18,177,819)	$(63,889)	$(18,241,708)
Total Shareholders’ Equity	$54,350	$488,611	$542,961
Total Liabilities and Shareholders’ Equity	$5,405,249	$-	$5,405,249

	Previously Reported	Adjustments	As revised
Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2018
Revenue	$3,340,817	$(338,437)	$3,002,380
Cost of Revenue	$2,689,529	$(338,437)	$2,351,092

3.	Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that it will continue to incur losses for the immediate future. The Company expects to finance future cash needs from its results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until it can achieve profitability and positive cash flows from operating activities, if ever.

At September 30, 2018, the Company had a working capital deficit of approximately $2,287,082, as compared to a working capital deficit of approximately $3,289,281 at December 31, 2017. The decrease of $1,002,199 in the Company’s working capital deficit from December 31, 2017 to September 30, 2018 was primarily the result of a decrease in the Company’s obligation to issue warrants and a decrease in the balance of the Company’s convertible notes payable, partially offset by a decrease in cash and increase in accounts payable and accrued liabilities.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2018, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through November 15, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2018 and beyond.

The Company plans to generate positive cash flow from its Colorado security operations, BioTrackTHC and Engeni acquisitions to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, BioTrackTHC (since June 1, 2018), and Engeni US (since August 3, 2018)

Use of Estimates

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $65,103 and $3,000 at September 30, 2018 and December 31, 2017, respectively.

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

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments. Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

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

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

Asset information by operating segment is not presented since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed unaudited consolidated financial statements.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $9,079 and $7,298 for the three months ended September 30, 2018 and 2017, respectively, and $74,408 and $12,477 for the nine months ended September 30, 2018 and 2017, respectively.

Foreign Currency

The local currency is the functional currency for one entity’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within shareholders’ equity. Gains and losses from foreign currency transactions are included in net loss for the period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2018 and 2017.

Comprehensive Loss

Comprehensive loss consists of consolidated net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax-effected as investments in international affiliates are deemed to be permanent.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of September 30, 2018 and December 31, 2017. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Potentially dilutive securities:
Convertible notes payable	106,957	226,320	106,957	226,320
Convertible Preferred A Stock	1,000,000	1,000,000	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	9,830,035	13,784,201	9,830,035
Warrants	3,307,073	2,557,195	3,307,073	2,557,195
Stock options	8,739,669	-	8,739,669	-

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is effective for public entities for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of leases with terms of less than one year) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to ASC 842 (Leases), and ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional (and optional) transition method to adopt the new leases standard, and (iii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for annual periods and interim periods within those annual periods beginning after December 31, 2018. The Company is still evaluating the method of adoption. While the Company is continuing to assess all potential impacts of the new standard, the Company currently believes the most significant impact relates to its accounting for office space, colocation operating leases, and embedded leases within its supplier contracts.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

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

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Types of Revenues:
Security and Guarding	$1,141,676	$1,129,746	$3,432,651	$2,837,145
Systems Installation	318,850	-	454,113	-
Software	1,653,195	-	2,229,337	-
Total revenues	$3,113,721	$1,129,746	$6,116,101	$2,837,145

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

Software

The Company generates revenue from developing and licensing seed to sale cannabis compliance software to both private-sector and public-sector (government agencies) clients that are involved in cannabis related operations. The Company also generates revenue from on-going training, support and software customization services.

The private-sector software entails cultivation tracking, inventory management, point of sale and analytic reporting to assist businesses in meeting their compliance requirements and effectively managing their businesses. Customers within the private sector business are charged an initial one-time installation fee and the revenues associated with these services are recognized upon completion of installation and configuration at a point in time. After the installation and configuration of the software is completed, the customer is invoiced monthly and revenues associated with these services are recognized monthly over a period of time in which the customer continues to use the software and related services.

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

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligation. The Company satisfies its performance obligations and subsequently recognizes revenue, at a point in time, as security and installation services are performed. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligations under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at September 30, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of September 30, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending September 30, 2018.

6.	Business Combinations

Security Grade Acquisition

On June 2, 2017 (the “Closing”), the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of September 30, 2018, the Company has a liability pursuant to the Agreement of $153,333 payable following the Closing.

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

The initial stock options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the period ended September 30, 2018, the Company reached settlement agreements with all six selling members. As a result of these settlements, 80,979 options previously issued as part of the acquisition were cancelled.

BioTrack Acquisition

On March 3, 2018, Helix TCS, Inc. (the “Company”) and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into BioTrackTHC, with BioTrackTHC surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). On June 1, 2018, the Company closed the Merger. In connection with closing the Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders will own 48% of the Company on a fully diluted basis.

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

Total acquisition costs for the BioTrackTHC merger incurred during the three and nine months ended September 30, 2018 was $116,624, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

Unaudited Pro Forma Results

BioTrackTHC contributed revenues of $2,204,411 and a net loss of $(490,459) for the period June 1, 2018 through September 30, 2018, included in the Company’s consolidated condensed statements of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2018	2017	2018	2017
Revenues	$3,134,396	$3,883,759	$8,957,690	$8,958,725
Net loss	(2,045,530)	343,718	(5,213,028)	(7,911,500)
Net loss attributable to common shareholders	(2,027,992)	(7,701,240)	(27,397,684)	(19,320,872)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	70,420,857	28,644,522	47,598,820	28,592,643

Engeni SA Acquisition

On August 3, 2018 (the “Engeni Closing Date”), the Company and its wholly owned subsidiary, Engeni Merger Sub, LLC (“Engeni Merger Sub”), entered into an Agreement and Plan of Merger (the “Engeni Merger Agreement”) with Engeni LLC (“Engeni US”), Engeni S.A (“Engeni SA”), Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the members of Engeni US), and Scott Zienkewicz as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company (the “Engeni Merger”). On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company may also issue Engeni US members 366,700 and 366,600 shares of Parent common stock upon the achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the Merger transaction to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the Merger transaction:

Base Price - Common Stock	$388,702
Contingent Consideration - Common Stock	777,298
Contingent Consideration - Cash	100,000
Total Purchase Price	$1,266,000

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$5,609
Accounts receivable and other assets	30,479
Property, plant and equipment, net	57,830
Software	449,568	3.3
Goodwill	778,552
Total assets acquired	$1,322,038
Liabilities assumed:
Accounts payable	$56,038
Total liabilities assumed	56,038
Estimated fair value of net assets acquired	$1,266,000

Total acquisition costs for the Engeni merger incurred during the three and nine months ended September 30, 2018 was $38,409, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

7.	Asset Acquisition

The acquisition of the assets of Revolutionary Software, LLC occurred via two transactions.

1.	On March 14, 2016, the Company purchased one-third of the equity interest in Revolutionary for total consideration of $350,000 in cash and 75,000 shares of common stock of the Company. $50,000 was paid in cash at closing, with the balance ($300,000) being paid in twenty-four monthly installments of $10,417, with a final payment of $50,000 to be paid on the twenty-fifth month.

2.	On April 11, 2016, the Company entered into an asset purchase agreement with Revolutionary, in which the Company purchased all of the intangible rights and property of Revolutionary for total consideration of $300,000 payable in two equal installments pursuant to a promissory note and 2,320,000 shares of restricted common stock of the Company. As of September 30, 2018, the Company owed Revolutionary $0.

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 9. Intangible Assets and Goodwill, Net. As of September 30, 2018, and December 31, 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $0 and $58,370, respectively.

8.	Property and Equipment, Net

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Furniture and equipment	$119,391	$16,332
Software equipment	15,094	1,382
Vehicles	205,157	175,647
Total	339,642	193,361
Less: Accumulated depreciation	(59,118)	(82,727)
Property and equipment, net	$280,524	$110,634

Depreciation expense for the three months ended September 30, 2018 and 2017 was $27,528 and $19,553, respectively, and $63,421 and $42,589 for the nine months ended September 30, 2018 and 2017, respectively.

9.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of September 30, 2018 and December 31, 2017:

			September 30, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination (2) (3)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(46,151)	$47,276
Trade names and trademarks	5 - 10	125,000	466,081	(62,323)	528,758
Web addresses	5	130,000	-	(63,075)	66,925
Customer list	5	3,154,578	8,304,449	(1,388,176)	10,070,851
Software	4.5	-	9,771,195	(707,489)	9,063,706
		$3,503,005	$18,541,725	$(2,267,214)	$19,777,516

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Trade names and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

(1)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 6)
(2)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 6)
(3)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 6)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,160,889 and $173,344 for the three months ended September 30, 2018 and 2017, respectively, and $1,806,468 and $248,718 for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the Company’s Goodwill as of September 30, 2018:

Total Goodwill
Balance at January 1, 2018	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to Biotrack acquisition	39,135,007
Goodwill attributable to Engeni acquisition	778,552
Balance at September 30, 2018	$39,913,559

During the first quarter of 2018, the Company came to a settlement agreement with numerous Security Grade employees resulting from a misrepresentation of revenue and customer list information provided as part of the acquisition. Therefore, the Company considers the settlement to be an indicator for goodwill impairment testing. Accordingly, at March 30, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off of $664,329 for the nine months ended September 30, 2018. As part of the BioTrack acquisition, Goodwill in the amount of $39,135,007 was recognized on the Company’s Condensed Consolidated Balance Sheet. As part of the Engeni US acquisition, Goodwill in the amount of $778,552 was recognized of the Company’s Condensed Consolidated Balance Sheet.

10.	Accounts Payable and Accrued Expenses

As of September 30, 2018 and December 31, 2017, accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$1,022,211	$334,751
Accrued expenses	284,183	220,682
Accrued interest	12,867	43,204
Total	$1,319,261	$598,637

11.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$118,741	$64,705
Estimated earnings	50,261	27,731
Cost and estimated earnings earned on uncompleted contracts	169,002	92,436
Billings to date	147,996	71,778
Costs and estimated earnings in excess of billings on uncompleted contracts	21,006	20,658

Costs in excess of billings	$24,792	$40,848
Billings in excess of cost	(3,786)	(20,190)
	$21,006	$20,658

12.	Convertible Note Payable

	September 30, 2018	December 31, 2017
Note Five, 5% convertible promissory note, fixed secured, maturing May 16, 2018	$132,625	$812,393
	132,625	812,393
Less: Current portion	(132,625)	(812,393)
Long-term portion	$-	$-

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

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five became effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.  In addition, the Company reserved 2,500,000 shares of the Company’s common stock for the Third Investor.

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

The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2018, and December 31, 2017, the fair value of Note Five was $132,625 and $812,393, respectively. Therefore, the Company recorded a (loss) gain to the change in fair value of $(17,880) and $679,766 related to Note Five for the three and nine months ended September 30, 2018, respectively.

13.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from a former Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $55,250 and $124,750 as of September 30, 2018 and December 31, 2017, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (this “Amendment”) with the Related Party Holder March 2016 (the “Note”). The Company and Holders desire to extend the maturity date of the Note to August 20, 2018.

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

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $34,725 for the three months ended September 30, 2018 and 2017, respectively, and $118,506 and $8,971 for the nine months ended September 30, 2018 and 2017, respectively. The interest expense associated with Note Five was $2,479 and $2,675 for the three months ended September 30, 2018 and 2017, respectively and $10,217 and $7,853 for the nine months ended September 30, 2018 and 2017, respectively. Note Eight was paid in full on the Maturity Date.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of September 30, 2018, the warrants granted are not exercisable.

Promissory Note

On August 29, 2018, the Company entered into an unsecured promissory note with an affiliate of an investor of the Company. Refer to Note 14 for additional details regarding the unsecured promissory note.

14.	Promissory Notes

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 for the three months ended September 30, 2018 and 2017, respectively and $0 and $2,570 for the nine months ended September 30, 2018 and 2017, respectively.

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note had a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 for the three months ended September 30, 2018 and 2017, respectively and $0 and $2,570 for the nine months ended September 30, 2018 and 2017, respectively.

On August 29, 2018, the Company entered into an unsecured promissory note in the amount of $250,000. The unsecured promissory note has a fixed interest rate of 7% and is due and payable on July 31, 2019. As of September 30, 2018 and December 31, 2017, the Company had $250,000 and $0 outstanding on the unsecured promissory note. The interest expense associated with the unsecured promissory note was $1,534 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $1,534 and $0 for the nine months ended September 30, 2018 and 2017, respectively.

15.	Notes Payable

	September 30, 2018	December 31, 2017
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$75,090	$55,890
Loans Payable - Credit Union	5,653	8,582
Less: Current portion of loans payable	(7,582)	(11,179)
Long-term portion of loans payable	$73,161	$53,293

The interest expense associated with the notes payable was $2,901 and $230 for the three months ended September 30, 2018 and 2017, respectively, and $4,321 and $600 for the nine months ended September 30, 2018 and 2017, respectively.

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

In May 2018, the Company issued 244,444 shares of restricted common stock to an investor per a subscription agreement for total proceeds of $220,000.

In July 2018, the Company issued 327,777 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $294,999.

In August 2018, the Company issued 327,777 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $294,999.

In August 2018, the Company issued 183,333 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $164,999.

In September 2018, the Company issued 577,778 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $520,000.

Other Common Stock Issuances

In May 2018, the Company issued 50,000 shares of restricted common stock to a consultant per a consulting agreement.

In June 2018, the Company issued 38,184,985 shares of common stock as part of the BioTrack acquisition.

In June 2018, two selling shareholders of Security Grade exercised their right to purchase 212,633 shares of the Company’s common stock.

In July 2018, one selling shareholder of Security Grade exercised their right to purchase 3,983 shares of the Company’s common stock.

In July 2018, the Company issued 200,000 shares of restricted common stock to consultants as an inducement to enter into a leak-out agreement with the Company.

In August 2018, the Company issued 100,000 shares of restricted common stock as part of an agreement entered into with an investor relation consultant.

In August 2018, the Company issued 366,700 shares of common stock as part of the Engeni US acquisition.

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

In July 2018, the Company issued 100,000 shares of common stock to various employees pursuant to the Company’s 2017 Omnibus Stock Incentive Plan.

In August 2018, the Company issued 43,195 shares of common stock to various employees pursuant to the Company’s 2017 Omnibus Stock Incentive Plan.

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three and nine months ended September 30, 2018, the beneficial conversion amount of $14,998,505 and $22,202,194, respectively was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. As of June 30, 2018 the beneficial conversion feature was fully amortized. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at September 30, 2018.

For the Nine Months Ended September 30, 2018
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend at December 31, 2017	Amount accreted as a deemed dividend for the Nine Months Ended September 30, 2018	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$(9,467,661)	$-
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	(3,129,366)	-
August 29, 2017	8.5	369,756	1,148,263	(556,190)	(592,073)	-
September 15, 2017	8	462,195	1,435,329	(648,601)	(786,728)	-
October 11, 2017	7	462,195	1,121,036	(426,309)	(694,727)	-
October 31, 2017	6.5	1,042,337	1,735,641	(548,570)	(1,187,071)	-
December 19, 2017	5	2,449,634	6,921,347	(576,779)	(6,344,568)	-
Total		13,784,201	$44,412,714	$(22,210,519)	$(22,202,194)	$-

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

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of the settlements with the selling shareholders, 80,979 options previously issued as part of the acquisition were cancelled.

As part of the Merger Agreement entered into between the Company and BioTrackTHC, on June 1, 2018 (see Note 6), the Company assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable at prices between $0.001 to $1.66 per share for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders will own 48% of the Company on a fully diluted basis as of the closing date.

Stock option activity for the period ended September 30, 2018 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2018	414,854	$0.001	2.42

Granted	490,000	$1.92	0.51

Options assumed pursuant to acquisition	8,132,410	$0.72	2.17

Forfeited and expired	(80,979)	$0.001

Exercised	(216,616)	$0.001

Outstanding at September 30, 2018	8,739,669	$0.001	2.70

Vested options at September 30, 2018	8,466,285	$0.69	2.19

18.	Warrants

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

During the nine months ended September 30, 2018, the Company entered into a Graduated Lock-Up Letter to induce the entering into of a consulting agreement in exchange for 50,000 shares of the Company’s common stock and the granting of 575,000 warrants for the purchase of common stock of the Company.  The company recognized compensation expense of $943,000 for the three and nine months ended September 30, 2018 relating to the granting of the new warrants.

A summary of warrant activity is as follows:

For the Nine Months Ended September 30, 2018
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2018	2,732,073	$0.23

Warrants granted	575,000	$0.01

Balance at September 30, 2018	3,307,073	$0.19

Warrant Obligations

In connection with the Series B Preferred Stock Purchase Agreement (See FN 16), the Company is obligated to issue warrants to a third-party to purchase 812,073 shares of common stock at $0.325 per share for services rendered. These warrants have been accounted for as warrant obligations and are recognized as a liability on the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. For the three months ended September 30, 2018 and 2017, the Company recorded a credit and a charge in the change in fair value of the warrant obligations of $136,920 and $531,395, respectively, and is reflected in the unaudited condensed consolidated statements of operations, other income (expense). For the nine months ended September 30, 2018 and 2017, the Company recorded a credit and charge in the change in fair value of the warrant obligations of $1,434,760 and $406,604, respectively, and is reflected in the unaudited condensed consolidated statements of operations, other income (expense). Although the Company issued warrants during the first quarter of 2018, the rights entitled to the third-party holder of the warrants to purchase shares of the Company’s common stock was not exercised. Upon exercising the right to purchase the Company’s common stock by the third-party, the Company will de-recognize the liability for warrant obligations and reclassify the appropriate amount into equity.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of September 30, 2018	As of December 31, 2017	As of May 17, 2017
Fair value of company’s common stock	$1.24	$3.00	$3.98
Dividend yield	0%	0%	0%
Expected volatility	222.8%	266.4%	181.2%
Risk Free interest rate	2.88%	1.98%	1.42%
Expected life (years)	1.90	2.65	3.00
Fair value of financial instruments - warrants	$994,809	$2,429,569	$1,839,133

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2018	$2,429,569

Change in fair value of liability to issue warrants	$(1,434,760)

Balance as of September 30, 2018	$994,809

Amount
Balance as of July 1, 2018	$1,131,729

Change in fair value of liability to issue warrants	$(136,920)

Balance as of September 30, 2018	$994,809

19.	2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting security holders on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance. As of September 30, 2018, there were 1,109,995 shares of common stock outstanding and 490,000 stock options were granted under the 2017 Plan.

20.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the nine months ended September 30, 2018 and 2017 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the nine months ended September 30, 2018 and 2017, the Company has a net operating loss carry forward of approximately $9,825,000 and $5,800,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

21.	Commitments and Contingencies

The Company is obligated under two operating lease agreements for office facilities in Colorado, Florida, Washington and Hawaii, which expire in February and March 2021.

Rent expense incurred under the Company’s operating leases amount to $133,211 and $14,438 during the three months ended September 30, 2018 and 2017, respectively and $217,662 and $55,159 for the nine months ended September 30, 2018 and 2017, respectively.

22.	Segment Results

FASB ASC 280-10-50 requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer. The Company operates in three segments, Security and guarding, Systems installation and Software.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Security and guarding
Revenue	$1,141,676	$1,129,746	$3,432,651	$2,837,145
Cost of revenue	240,746	814,031	2,458,548	2,192,366
Gross profit	900,930	315,715	974,103	644,779
Total operating expenses	2,536,916	1,039,904	7,279,486	2,186,942
Loss from operations	(1,635,986)	(724,189)	(6,305,383)	(1,542,163)
Total other income/(expense)	58,716	468,832	2,050,109	(6,577,864)
Total net income (loss)	$(1,577,270)	$(255,357)	$(4,255,274)	$(8,120,027)

Systems installation
Revenue	$318,850	$-	$454,113	$-
Cost of revenue	194,013	-	379,046	-
Gross profit	124,837	-	75,067	-
Total operating expenses	49,683	-	134,097	-
Loss from operations	75,154	-	(59,030)	-
Total other income/(expense)	406	-	804	-
Total net income (loss)	$75,560	$-	$(58,226)	$-

Software
Revenue	$1,653,195	$-	$2,229,337	$-
Cost of revenue	768,428	-	1,055,122	-
Gross profit	884,767	-	1,174,215	-
Total operating expenses	1,384,542	-	1,806,108	-
Loss from operations	(499,775)	-	(631,893)	-
Total other income/(expense)	(93)	-	(84)	-
Total net income (loss)	$(499,868)	$-	$(631,977)	$-

23.	Subsequent Events

 In October 2018 the Company issued 111,111 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $100,000.

In October 2018 the Company issued 583,333 shares of restricted common stock at $0.90 per share to an investor per a subscription agreement for total proceeds of $524,999.

In October 2018 the Company entered into an executive employment agreement with Patrick Vo (the “Executive”) whereas the Company wishes to continue to employ the Executive as the Chief Executive Officer of its wholly owned Subsidiary, BioTrack THC. The Company will initially pay the Executive a base salary of $175,000 (“Base Salary”). Commencing with the calendar year 2019, the Executive will be eligible to receive an annual bonus targeted at up to fifty percent (50%) of Executive’s Base Salary plus an option grant to be determined by the Company’s Board of Directors or an applicable compensation committee of the Board, subject to specific provisions. The Executive will be entitled to such other benefits, and to participate in such benefit plans, as are generally made available to similarly situated employees of the Company from time to time, subject to Company policy and the terms and conditions of any applicable benefit plans.

In October 2018 the Company entered into an executive employment agreement with Terrance Ferraro (the “Executive”) whereas the Company wishes to continue to employ the Executive as the Chief Software Architect of its wholly owned Subsidiary, BioTrack THC. The Company will initially pay the Executive a base salary of $175,000 (“Base Salary”). Commencing with the calendar year 2019, the Executive will be eligible to receive an annual bonus targeted at up to fifty percent (50%) of Executive’s Base Salary plus an option grant to be determined by the Company’s Board of Directors or an applicable compensation committee of the Board, subject to specific provisions. The Executive will be entitled to such other benefits, and to participate in such benefit plans, as are generally made available to similarly situated employees of the Company from time to time, subject to Company policy and the terms and conditions of any applicable benefit plans.

In October 2018 the Company issued 10,000 shares of free trading shares at $1.02 per share to a shareholder per a corporate stock transfer for total proceeds of $10,200.

In October 2018 the Company issued an additional 10,000 shares of free trading shares at $1.02 per share to a shareholder per a corporate stock transfer for total proceeds of $10,200.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2017, as filed on April 4, 2018 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our team is composed of former military, law enforcement, and technology professionals with deep experience in security and law enforcement, intelligence, technology design and development, partner relations, data aggregation, venture capital, private equity, risk-management, banking, and finance.

Technology is a cornerstone of Helix’s service offering. Our technology platform allowis clients to manage inventory and supply costs through Cannabase, as well as bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the tech spectrum to tailor and guarantee desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

We have greatly enhanced our core operations with the acquisitions of Security Grade and BioTrack. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation and monitoring of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrack specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the three months ended September 30, 2018 and 2017

The following table shows our results of operations for the three months ended September 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$3,113,721	$1,129,746	$1,983,975	176%
Cost of revenue	1,203,187	814,031	389,156	48%
Gross margin	1,910,534	315,715	1,594,819	505%

Operating expenses	3,971,141	1,039,904	2,931,237	282%

Loss from operations	(2,060,607)	(724,189)	(1,336,418)	185%

Other income (expense), net	59,029	468,832	(409,803)	-87%

Net loss	$(2,001,578)	$(255,357)	$(1,746,221)	684%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(8,044,958)	8,044,958	-100%

Net loss attributable to common shareholders	$(1,984,040)	$(8,300,315)	$6,316,275	-76%

Revenue

Total revenue for the three-month period ended September 30, 2018 was $3,113,721, which represented an increase of $1,983,975 compared to total revenue of $1,129,746 for the three months ended September 30, 2017. The increase primarily resulted from new revenue streams from the acquisition of BioTrackTHC.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $389,156 for the three months ended September 30, 2018, to $1,203,187 as compared to $814,031 for the three months ended September 30, 2017. The increase primarily resulted from an increase in personnel associated with the acquisition of BioTrackTHC.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended September 30, 2018 and 2017 were $3,971,141 and $1,039,904 respectively. The overall $2,931,237 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $533,581

●	Salaries and wages – $1,572,839

●	Professional and legal fees – $212,533

●	Depreciation and amortization – $612,264

The $533,581 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $1,572,839 increase in salaries and wages resulted from an increase in headcount, including BioTrack and Engeni personnel and an increase in share-based compensation. The $212,533 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $612,264 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack and Engeni acquisitions.

Other income (expense)

Net other income (expense) consisted of a change in the fair value of convertible notes, change in fair value of warrant obligations, change in fair value of contingent consideration, gain on reduction of obligation pursuant to acquisition, and interest income (expense). Net other income (expense) during the three months ended September 30, 2018 and 2017 was $59,029 and $468,832, respectively. The $409,802 decrease in other income (expense) was primarily attributable to a loss on the change in fair value of convertible notes of $(17,880), gain on the change in the fair value of warrant obligations of $136,920, loss on the change in fair value of contingent consideration of $(131,994) and interest income of $21,622 recognized in the three months ended September 30, 2018.

Net loss

For the foregoing reasons, we had a net loss of $2,001,578 for the three months ended September 30, 2018, or $0.03 net loss per common share, basic and diluted, respectively compared to a net loss of $255,357 for the three months ended September 30, 2017, or $0.29 net loss per common share, basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the three months ended September 30, 2018 compared to $8,044,958 for the three months ended September 30, 2017

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $1,984,040 for the three months ended September 30, 2018, or $0.03 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $8,300,315 for the three months ended September 30, 2017, or $0.29 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the nine months ended September 30, 2018 and 2017

The following table shows our results of operations for the nine months ended September 30, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$6,116,101	$2,837,145	$3,278,956	116%
Cost of revenue	3,892,716	2,192,366	1,700,350	78%
Gross margin	2,223,385	644,779	1,578,606	245%

Operating expenses	9,219,691	2,186,942	7,032,749	322%

Loss from operations	(6,996,306)	(1,542,163)	(5,454,143)	354%

Other income (expense), net	2,050,829	(6,577,864)	8,628,693	-131%

Net loss	$(4,945,477)	$(8,120,027)	$3,174,550	-39%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(22,202,194)	(11,200,845)	(11,001,349)	98%

Net loss attributable to common shareholders	$(27,130,133)	$(19,320,872)	$(7,809,261)	40%

Revenue

Total revenue for the nine-month period ended September 30, 2018 was $6,116,101, which represented an increase of $3,278,956 compared to total revenue of $2,837,145 for the nine months ended September 30, 2017. The increase primarily resulted from increased revenue from security and guarding, and new revenue streams of systems installations and software.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $1,700,350 for the nine months ended September 30, 2018, to $3,892,716 as compared to $2,192,366 for the nine months ended September 30, 2017. The increase primarily resulted from an increase in security personnel associated with higher revenue, as well as the acquisition of BioTrack.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees, and depreciation and amortization. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the nine months ended September 30, 2018 and 2017 were $9,219,691 and $2,186,942 respectively. The overall $7,032,749 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $1,028,630

●	Salaries and wages – $3,706,740

●	Professional and legal fees – $720,247

●	Depreciation and amortization – $1,577,132

The $1,028,630 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $3,706,740 increase in salaries and wages resulted from an increase in headcount, including BioTrack and Engeni personnel and an increase in share-based compensation. The $720,247 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with obtaining capital resources. The $1,577,132 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack and Engeni acquisitions.

Other income (expense)

Net other income (expense) consisted of a change in the fair value of convertible note, change in fair value of warrant obligations, change in the fair value of note payable – related party, change in fair value of contingent consideration, loss on induced conversion of convertible note, loss on extinguishment of debt, loss on impairment of goodwill, gain on reduction of obligation pursuant to acquisition, and interest income (expense). Net other income (expense) during the nine months ended September 30, 2018 and 2017 was $2,050,829 and $(6,577,864), respectively. The $8,628,693 increase in other income (expense) was primarily attributable to a gain on the change in fair value of convertible notes of $679,766, gain on the change in the fair value of warrant obligations of $1,434,760, interest income of $6,705 and no loss on induced conversion of convertible note or loss on extinguishment of debt for the nine months ended September 30, 2018.

Net loss

For the foregoing reasons, we had a net loss of $4,945,477 for the nine months ended September 30, 2018, or $0.57 net loss per common share, basic and diluted, respectively compared to a net loss of $8,120,027 for the nine months ended September 30, 2017, or $0.68 net loss per common share, basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $22,202,194 for the nine months ended September 30, 2018 compared to $11,200,845 for the nine months ended September 30, 2017.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $27,130,133 for the nine months ended September 30, 2018, or $.57 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $19,320,872 for the nine months ended September 30, 2017, or $0.68 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended September 30, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2018, we had a cash balance of $464,992, net accounts receivable of $1,152,337 and $3,929,203 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2018. We are taking proactive measures to reduce operating expenses and drive growth in revenue.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2018	December 31, 2017	Change
Current assets	$1,642,121	$1,519,714	$122,407
Current liabilities	3,929,203	4,808,995	(879,792)
Working Capital	$(2,287,082)	$(3,289,281)	$1,002,199

As of September 30, 2018, and December 31, 2017, we had a cash balance of $464,992 and $868,554, respectively.

Summary of Cash Flows.

	For the Nine Months Ended September 30,
	2018	2017

Net cash used in operating activities	$(3,217,350)	$(1,452,666)
Net cash provided by (used in) investing activities	230,248	(1,709,239)
Net cash provided by financing activities	2,641,985	3,234,189

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2018 was $(3,217,350). This included a net loss of $(4,945,477), non-cash charge related to depreciation and amortization of $1,869,889, non-cash charge related to share-based compensation of $2,143,548, non-cash losses due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(504,768), $(1,434,760), and $(93,506), respectively, non-cash gain on change in fair value of contingent consideration of $131,994, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $607,415, and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $(441,184). Net cash used in operating activities for the nine months ended September 30, 2017 was $1,452,666. This included a net loss of $8,120,027, non-cash charge related to depreciation and amortization of $292,757, non-cash loss of $210,000 regarding the change in fair value of convertible notes, non-cash gain of $8,971 regarding the fair value of convertible notes – related party, non-cash gain of $10,186 regarding the change in fair value of contingent consideration, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash gain on the change in fair value of warrants to be issued of $406,604 and changes in accounts receivable, deposits, accounts payable, accrued expenses and deferred rent of $160,415.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the nine months ended September 30, 2018 was $230,248, which consisted of capital expenditures of $85,665, cash payments pursuant to the Revolutionary asset acquisition of $58,729, payments pursuant to the Security Grade business acquisition of $79,664, and cash acquired as part of the BioTrack business combination and Engeni business acquisition in the amount of $454,306. Net cash used in investing activities for the nine months ended September 30, 2017 was $1,709,239, which consisted of capital expenditures of $31,054, cash payments pursuant to the Revolutionary asset acquisition of $46,872 and the Security Grade business acquisition of $1,631,313.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,641,985, which resulted from payments pursuant to convertible notes payable – related party of $150,000, proceeds from notes payable of $16,271, proceeds from the issuance of a promissory note of $250,000, proceeds from the issuance of common stock of $2,595,214 and repayment of advances from related parties of $69,500. Net cash provided by financing activities for the nine months ended September 30, 2017 was $3,234,189, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $60,500, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $2,624,988, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on April 4, 2018.

Related Party Transactions

The Company has a loan outstanding from a former Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $55,250 and $124,750 as of September 30, 2018 and December 31, 2017, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (this “Amendment”) with the Related Party Holder March 2016 (the “Note”). The Company and Holders desire to extend the maturity date of the Note to August 20, 2018.

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

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $34,725 for the three months ended September 30, 2018 and 2017, respectively, and $118,506 and $8,971 for the nine months ended September 30, 2018 and 2017, respectively. The interest expense associated with Note Five was $2,479 and $2,675 for the three months ended September 30, 2018 and 2017, respectively and $10,217 and $7,853 for the nine months ended September 30, 2018 and 2017, respectively. Note Eight was paid in full on the Maturity Date.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer), to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the interim period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of the nine months ended September 30, 2018 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of September 30, 2018 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the nine months ended September 30, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. On April 3, 2017, we moved to dismiss the complaint. As of September 30, 2018, the claim is currently in the process of discovery.

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

Helix TCS, Inc. v. Beckett, et al.

On March 6, 2018 the Company filed a lawsuit in the District Court for the city and county of Denver alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Security Grade acquisition. Following the appointment of a registered Pubic Company Accounting Oversight Board (“PCAOB”) auditor, certain financial misrepresentations, including undisclosed liabilities, the overstatement of revenues, and the misclassification of certain revenues as being recurring, were discovered, ultimately artificially inflating the price of the membership interests in Security Grade. All matters related to the acquisition of Security Grade have been settled as of September 30, 2018.

ITEM 1A. Risk Factors

Smaller reporting companies such as us are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2018, the Company issued 366,700 shares of Company common stock to Engeni US members in connection with the closing of the Engeni Merger Agreement. With the exception of the aforementioned issuance of shares, there were no unregistered sales of equity securities for the quarter ended September 30, 2018 that were not otherwise disclosed or required to be reported on a Current Report on Form 8-K.

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

Date: November 14, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	November 14, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	November 14, 2018
Scott Ogur	(Principal Financial Officer)