Form 10-Q/A
period 2018-09-30
Helix TCS, Inc.
filed 2018-11-15
CIK 1611277

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

EXPLANATORY NOTE

Helix TCS, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the period ended September 30, 2018, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 to reflect the correction of an error regarding the understatement of cost of revenue for the three months ended September 30, 2018. The Company has made the requisite correction to the financial statements and related footnote disclosures and updated the Management Discussion and Analysis Section accordingly. This Amendment No. 1 amends information in Part 1, Item 1 and Item 2, along with Part 2, Item 6. All other information and items as presented in the Original Filing and as included herein are unchanged. Except for the foregoing, this Amendment No. 1 does not amend, update or change any other information presented in the Original Filing. This Amendment No. 1 also includes updated information of the preceding cover page, this explanatory note, the signature page and certifications required to be filed as exhibits.

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

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018 (Revised)	2017	2018	2017

Security and guarding	$1,141,676	$1,129,746	$3,432,651	$2,837,145
Systems installation	318,850	-	454,113	-
Software	1,653,195	-	2,229,337	-
Total revenues	$3,113,721	$1,129,746	$6,116,101	$2,837,145
Cost of revenue	1,880,061	814,031	3,892,716	2,192,366
Gross margin	1,233,660	315,715	2,223,385	644,779

Operating expenses:
Selling, general and administrative	802,724	269,143	1,678,603	649,973
Salaries and wages	1,888,155	315,316	4,308,994	602,254
Professional and legal fees	473,651	261,098	1,362,205	641,958
Depreciation and amortization	806,611	194,347	1,869,889	292,757
Total operating expenses	3,971,141	1,039,904	9,219,691	2,186,942

Loss from operations	(2,737,481)	(724,189)	(6,996,306)	(1,542,163)

Other income (expenses):
Change in fair value of convertible note	(17,880)	115,000	679,766	(210,000)
Change in fair value of convertible note - related party	-	(34,725)	118,506	8,971
Change in fair value of obligation to issue warrants	136,920	531,395	1,434,760	406,604
Change in fair value of contingent consideration	(131,994)	(25,078)	(131,994)	10,186
Loss on induced conversion of convertible note	-	-	-	(1,503,876)
Loss on extinguishment of debt	-	-	-	(4,611,395)
Loss on impairment of Goodwill	-	-	(664,329)	-
Gain on reduction of obligation pursuant to acquisition	50,361	-	607,415	-
Interest income/(expense), net	21,622	(117,760)	6,705	(678,354)
Other income (expenses)	59,029	468,832	2,050,829	(6,577,864)

Net loss	$(2,678,452)	$(255,357)	$(4,945,477)	$(8,120,027)

Other comprehensive income:
Changes in foreign currency translation adjustment	17,538	-	17,538	-
Total other comprehensive income	17,538	-	17,538	-
Total comprehensive loss	(2,660,914)	(255,357)	(4,927,939)	(8,120,027)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(8,044,958)	(22,202,194)	(11,200,845)

Net loss attributable to common shareholders	$(2,660,914)	$(8,300,315)	$(27,130,133)	$(19,320,872)

Net loss per share attributable to common shareholders:
Basic	$(0.04)	$(0.29)	$(0.57)	$(0.68)
Diluted	$(0.04)	$(0.29)	$(0.57)	$(0.68)

Weighted average common shares outstanding:
Basic	70,420,857	28,644,522	47,598,820	28,592,643
Diluted	70,420,857	28,644,522	47,598,820	28,592,643

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018 (Revised)	2017	2018	2017

Net loss, as reported	$(2,678,452)	$(255,357)	$(4,945,477)	$(8,120,027)
Other comprehensive income:
Foreign currency translation adjustments	17,538	-	17,538	-
Comprehensive loss	$(2,660,914)	$(255,357)	$(4,927,939)	$(8,120,027)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2018	2017	2018	2017
Revenues	$3,134,396	$3,883,759	$8,957,690	$8,958,725
Net loss	(2,722,404)	343,718	(5,213,028)	(7,911,500)
Net loss attributable to common shareholders	(2,704,866)	(7,701,240)	(27,397,684)	(19,320,872)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(0.04)	(0.29)	(0.57)	(0.68)

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018 (Revised)	2017	2018	2017

Security and guarding
Revenue	$1,141,676	$1,129,746	$3,432,651	$2,837,145
Cost of revenue	917,620	814,031	2,458,548	2,192,366
Gross profit	224,056	315,715	974,103	644,779
Total operating expenses	2,536,916	1,039,904	7,279,486	2,186,942
Loss from operations	(2,312,860)	(724,189)	(6,305,383)	(1,542,163)
Total other income/(expense)	58,716	468,832	2,050,109	(6,577,864)
Total net income (loss)	$(2,254,144)	$(255,357)	$(4,255,274)	$(8,120,027)

Systems installation
Revenue	$318,850	$-	$454,113	$-
Cost of revenue	194,013	-	379,046	-
Gross profit	124,837	-	75,067	-
Total operating expenses	49,683	-	134,097	-
Loss from operations	75,154	-	(59,030)	-
Total other income/(expense)	406	-	804	-
Total net income (loss)	$75,560	$-	$(58,226)	$-

Software
Revenue	$1,653,195	$-	$2,229,337	$-
Cost of revenue	768,428	-	1,055,122	-
Gross profit	884,767	-	1,174,215	-
Total operating expenses	1,384,542	-	1,806,108	-
Loss from operations	(499,775)	-	(631,893)	-
Total other income/(expense)	(93)	-	(84)	-
Total net income (loss)	$(499,868)	$-	$(631,977)	$-

23.	Subsequent Events

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

	For the Three Months Ended September 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$3,113,721	$1,129,746	$1,983,975	176%
Cost of revenue	1,880,061	814,031	389,156	131%
Gross margin	1,233,660	315,715	1,594,819	291%

Operating expenses	3,971,141	1,039,904	2,931,237	282%

Loss from operations	(2,737,481)	(724,189)	(1,336,418)	278%

Other income (expense), net	59,029	468,832	(409,803)	-87%

Net loss	$(2,678,452)	$(255,357)	$(1,746,221)	949%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(8,044,958)	8,044,958	-100%

Net loss attributable to common shareholders	$(2,660,914)	$(8,300,315)	$6,316,275	-68%

Revenue

Total revenue for the three-month period ended September 30, 2018 was $3,113,721, which represented an increase of $1,983,975 compared to total revenue of $1,129,746 for the three months ended September 30, 2017. The increase primarily resulted from new revenue streams from the acquisition of BioTrackTHC.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2018 and 2017 primarily consisted of hourly compensation for security personnel. Cost of revenues increased by $1,066,030 for the three months ended September 30, 2018, to $1,880,061 as compared to $814,031 for the three months ended September 30, 2017. The increase primarily resulted from an increase in personnel associated with the acquisition of BioTrackTHC.

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

Net loss

For the foregoing reasons, we had a net loss of $2,678,452 for the three months ended September 30, 2018, or $0.04 net loss per common share, basic and diluted, respectively compared to a net loss of $255,357 for the three months ended September 30, 2017, or $0.29 net loss per common share, basic and diluted.

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

For the foregoing reasons, we had a net loss attributable to common shareholders of $2,660,914 for the three months ended September 30, 2018, or $0.04 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $8,300,315 for the three months ended September 30, 2017, or $0.29 net loss per share attributable to common shareholders – basic and diluted.

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

Date: November 15, 2018	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	November 15, 2018
Zachary L. Venegas	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	November 15, 2018
Scott Ogur	(Principal Financial Officer)