Form 10-K
period 2018-12-31
Helix TCS, Inc.
filed 2019-04-01
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55722

HELIX TCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4046024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10200 E. Girard Avenue, Suite B420

Denver, CO 80231

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19,492,028 based on the closing price of the registrant’s common stock, on June 30, 2018, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2019, the registrant had 74,223,865 shares of its common stock, par value $0.001 per share, outstanding.

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

Effective October 25, 2015, we entered into an acquisition and exchange agreement (the “Acquisition Agreement”) with Helix TCS LLC (the “LLC”). We closed the transaction contemplated under the Acquisition Agreement (the “Acquisition”) on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

Pursuant to the terms and conditions of the Acquisition Agreement, the owner of 100% of the issued and outstanding units of the LLC immediately prior to the closing of the Acquisition, exchanged their units for an aggregate of 22,225,000 shares of our common stock (post-reverse split) and all of our issued Class A Preferred Stock.

Effective April 11, 2016, we acquired the assets of Revolutionary Software, LLC (“Revolutionary”). The acquisition occurred through two transactions, the first occurred on March 14, 2016 and the second occurred on April 11, 2016. The total consideration for the acquisition included payment in the form of $650,000 in cash and 2,395,000 shares of restricted common stock of the Company. A portion of the cash consideration was paid at each transaction closing and a portion was paid over time.

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

In the first quarter of 2018, the Company notified the selling members of Security Grade its intent on exercising its right of setoff noted in the Agreement after discovering misrepresentations made by the selling members of Security Grade. The Company settled with all of the six selling members during 2018. See Note 6 for further details surrounding the settlements.

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which Merger Sub merged with and into BioTrackTHC (the “Merger”).

On June 1, 2018 (the “BioTrackTHC Closing Date”), in connection with closing the Merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result, BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

On August 3, 2018 (the “Engeni Closing Date”), the Company and its wholly owned subsidiary, Engeni Merger Sub, LLC (“Engeni Merger Sub”), entered into an Agreement and Plan of Merger (the “Engeni Merger Agreement”) with Engeni LLC (“Engeni US”), Engeni S.A (“Engeni SA”), Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the “Engeni US members”), and Scott Zienkewicz, as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company (the “Engeni Merger”).

On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company will also issue Engeni US members 366,700 and 366,600 shares of Company common stock upon achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz. As of December 31, 2018, the Company has not paid this amount to the Engeni US members.

Overview

Helix TCS, Inc. provides critical infrastructure solutions to the legal cannabis industry. Our mission is to provide clients with the best-in-class critical infrastructure services through a single integrated platform which enables them to run their businesses more safely, efficiently, and profitably. As we increase our platform’s scale and scope, clients will be able to realize greater cost savings and operating advantages.

Commercial Services

Technology Services

Cannabase

Cannabase is an online community for registered legal cannabis license holders to be able to buy and sell wholesale cannabis legally and transparently. As of December 31, 2018, a majority of the users are in the state of Colorado. We continue to develop the wholesale market by integrating it with other operations in order to provide a single, compliant, and transparent wholesale market that can operate as a real-time commodity exchange. We expect 2019 to be a year of significant activity for this business line.

BioTrackTHC

BioTrackTHC has been rated as the largest retail seed-to-sale compliance software provider by market share, and continued to grow in 2018. The business has tracked over $18bn of legal cannabis transactions, and has expanded into Europe and Latin America, in addition to its 2,000+ client locations, and 9 government contracts. BioTrackTHC’s transactional and technological capabilities form the backbone of an integrated services platform that we have built over the last 36 months, and will continue to build and deploy in 2019. In any version of full legalization in the United States, seed-to-sale tracking in commercial locations will be the key compliance tool used by governments to regulate the massive legal cannabis market.

Security Services

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

Security Systems/Physical Security

We provide security system assessment services for our customers and licensed cannabis business operators. Our core existing products and services include the following:

●	IP CCTV systems;

●	Intrusion alarm systems;

●	Perimeter alarm systems;

●	Access control; and

●	Security consulting.

In 2015, we commenced offering armed and unarmed guards, as well as armed transport services to the cannabis industry in Colorado. As of 2018, we provide site risk assessments and consulting services as well. We have made significant investments in state security licenses and high-level training programs, which have generated positive results in customer acquisition and retention. We have expanded our market further in 2018 by signing new clients in Colorado and forming strategic partnerships to facilitate the potential for national expansion.

Our physical security solutions include the following:

●	Armed and unarmed guards;

●	Armored transport;

●	Background checks;

●	Investigations; and

●	Risk assessment.

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

In 1996, Oregon and California passed legislation that legalized the possession and consumption of marijuana use for medical purposes. As of December 31, 2018, thirty-three states and the District of Columbia have legalized marijuana in one form or another. The Colorado, Washington, Oregon, and Alaska state policies to legalize recreational marijuana were not challenged by federal authorities, which was largely due to the guidance put forth in the August 29, 2013 memorandum from James Cole, the U.S. Deputy Attorney General, titled “Guidance Regarding Marijuana Enforcement” (the “Cole Memo”). This memorandum states that federal enforcement agencies are unlikely to enforce the Controlled Substances Act in states where marijuana has been legalized, and where the regulation and control is functional. As of December 31, 2018, ten states and the District of Columbia have legalized recreational cannabis use.

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

Despite this, thirty-three states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medicinal use. Additionally, ten states, and the District of Columbia, have enacted laws that allow recreational adult use of cannabis. As a result of the foregoing, an unpredictable business environment has been created for cannabis companies that can legally operate under state laws but are nonetheless openly in violation of Federal laws. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

In January 2018, the Trump administration rescinded the Obama-era directive of easing federal enforcement on legalized marijuana usage. The subsequent departure of Jeff Sessions as Attorney General has signaled to the industry a potential softening of the federal government’s stance, and the recent introduction of a banking bill that would allow the cannabis industry to obtain banking services if enacted into law would also be a positive step.

The Market

The market has two categories of participants: consumers (i.e. users, retail buyers, individuals) and businesses (i.e. operators, cultivators, retailers, processors, etc.). Consumers are those that are permitted to use marijuana for medicinal purposes and have received medical advice from physicians for conditions that qualify for treatment with cannabis under state-specific guidelines. In ten states and the District of Columbia, anyone who is 21 years or older can consume cannabis products for medical purposes as described above, or for recreational purposes.

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

Sales and Marketing Strategy

In 2019, we will continue to focus on key U.S. states such as California and Nevada, and will accelerate our international expansion.

Growth within these geographies, in addition to new states coming online and the expansion of cannabis programs in mature state markets, will increase the addressable market. These expanded state regulatory approvals that permit larger patient bases for medicinal and recreational cannabis use further imply and emphasize the potential for substantial expansion beyond the near-term opportunities.

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

The cannabis industry is expanding, not only in terms of the number of states with cannabis laws, but also in the scope of business transactions allowed under state regulations. Ten states and the District of Columbia, for example, have approved the legal sale of marijuana for both recreational and medicinal use. This has increased cannabis sales, revenue, and taxes in those states, when compared to the market size of medicinal cannabis alone. The successful results of these state cannabis programs provide viable incentives for other states to legalize cannabis for recreational use, a few of which legalized recreational cannabis use in the November 2016 election.

Helix expanded operations through its acquisition of BioTrackTHC in June 2018. BioTrack is the leader in the seed-to-sale tracking software provided to both governments and commercial enterprises. BioTrack has customers in every state where cannabis is legal and 6 countries, with over 2,000 customer locations. The subsequent acquisition of Engeni provided Helix a software development platform where the next generation of the BioTrack software is being developed. The enhanced capabilities of this second generation of the software will enable us to continue to experience strong customer acquisition. In addition, Helix will continue to achieve market penetration in key geographies by working with state regulatory agencies around compliance, adding key personnel, word of mouth, client expansion into new markets and targeted marketing campaigns in markets where management feel opportunities are greatest.

Business Acquisitions

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

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Merger Sub, entered into the Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which Merger Sub merged with and into BioTrackTHC.

On August 3, 2018, the Company and its wholly owned subsidiary, Engeni Merger Sub, entered into an Agreement and Plan of Merger with Engeni US, Engeni SA, the Engeni US members, and Scott Zienkewicz, as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company.

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

Competition

We have positioned ourselves as an innovative security firm with a recognizable brand that offers effective and consistent services. Our competition in the security services sector of the cannabis industry includes: Blue Line Protection Group, Safe Systems, Inc., Iron Protection Group, and a variety of smaller, local security companies. Certain of these security providers, like Canna Security America, have gone out of business since our last 10-k. We believe that Helix TCS has the largest cannabis-focused security business in the state of Colorado. We believe that we can continue to compete successfully with these companies based on our favorable reputation for outstanding reliability, customer service, and value added. There is no assurance, however, that our ability to deliver services successfully will not be impacted by competition that currently exists or may arise in the future.

BioTrackTHC also has multiple competitors. Some are focused solely on government traceability systems. Some are focused solely on point-of-sale software. Some provide all aspects of commercial software. And one company competes with BioTrack in all verticals. As the industry continues to grow, and as more geographies legalize cannabis, we expect more competitors will emerge, while some of the smaller ones will likely cease doing business or be acquired.

Employees

As of December 31, 2018, we employed 154 full time employees and 24 part time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Available Information

Our website address is https://helixtcs.com/. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and our shareholders may lose all or part of their investment in our company.

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

Currently, thirty-three states, the District of Columbia and the United States territories of Guam and Puerto Rico allow individuals to use medicinal cannabis legally. Furthermore, ten states, and the District of Columbia have enacted laws that allow recreational adult use of cannabis. Continued growth and innovation in the cannabis industry is dependent upon continued legislative acceptance and approval of cannabis use at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt the use or sale of cannabis, which would negatively impact our business.

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

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property which includes business processes. However, we cannot assure you that we will be able to adequately protect our intellectual property from misappropriation in the United States. This risk may be increased due to the lack of any patent and/or copyright protection. Despite our efforts to protect our intellectual property rights, others may independently develop similar marks or duplicate our service offerings. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights in the United States in a cost-effective manner. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.

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

As of December 31, 2018, the Company’s officers and directors directly or indirectly owned or controlled approximately 48,584,025 shares of our common stock (66.86%). We have 72,660,825 outstanding shares of common stock as of December 31, 2018. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. This level of control may also have an adverse impact on the market value of our shares, as the control entity can institute or undertake transactions, policies or programs that result in losses. In addition, they might not take steps to increase visibility and presence in the financial community and/or may sell sufficient numbers of shares to significantly decrease the appropriate price per share.

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

The issued and outstanding shares of Class A and Class B Preferred super majority voting stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price, will have the effect of diluting current shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The table below represents the facilities in which we lease office space:

Location	Monthly Rent	Lease Term	Expiration Date
10200 E. Girard Avenue, Denver, CO 80231	$3,572 to $3,704	25 months	6/30/2020
5300 DTC Parkway, Suite 300, Greenwood Village, CO 80111	$6,011 to $6,718	5 years	2/28/2021
6750 North Andrews Avenue, Suite 325, Fort Lauderdale, FL 33309	$19,380 to $20,560	34 months	11/30/2021
6750 North Andrews Avenue, Suite 325, Fort Lauderdale, FL 33309	$15,200 to $16,127	3 years	12/31/2024
5600 South Quebec Street, Suite 100D, Greenwood Village, CO	$5,575 to $5,714	2 years	11/30/2019
921 Lakeridge Way, Suite 301, Olympia, WA 98502	$3,500 to $3,713	3 years	2/28/2021
1136 Union Mall, Honolulu, HI 96813	$1,106 to $1,142	37 months	5/31/2020
Ave. Ponce de Leon 1225, Suite 601, Santurce, Puerto Rico 00907	$1,005	1 year	8/15/2019

ITEM 3.	LEGAL PROCEEDINGS.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of December 31, 2018, the claim is currently in the process of discovery.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of December 31, 2018, the claim is currently in the process of discovery.

At this time, the Company is not able to predict the outcome of the lawsuits, any possible loss or possible range of loss associated with the lawsuits or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes the lawsuits are wholly without merit and will defend itself from these claims vigorously.

Helix TCS, Inc. v. Beckett, et al.

On March 6, 2018 the Company filed a lawsuit in the District Court for the city and county of Denver alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Security Grade acquisition. Following the appointment of a registered Pubic Company Accounting Oversight Board (“PCAOB”) auditor, certain financial misrepresentations, including undisclosed liabilities, the overstatement of revenues, and the misclassification of certain revenues as being recurring, were discovered, ultimately artificially inflating the price of the membership interests in Security Grade. All matters related to the acquisition of Security Grade have been settled as of December 31, 2018.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets, Inc. under the symbol “HLIX”. Our stock has been thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop. The table below includes activity from the fiscal years ended December 31, 2018 and 2017, based on the aforementioned acquisition and exchange agreement with Helix TCS, LLC.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$8.75	$3.25
Second Quarter	$9.25	$3.80
Third Quarter	$4.95	$2.26
Fourth Quarter	$4.60	$0.75

Fiscal Year Ended December 31, 2018	High	Low
First Quarter	$4.50	$1.35
Second Quarter	$2.05	$1.30
Third Quarter	$1.64	$0.98
Fourth Quarter	$1.45	$0.90

Holders

As of March 29, 2019, there were approximately 179 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we issued 4,389,997 shares of restricted common stock, with proceeds received totaling $4,068,960. We also issued 38,551,685 shares of common stock as part of the BioTrackTHC & Engeni US acquisitions. We also issued 514,945 shares of common stock pursuant to the Company’s 2017 Omnibus Stock Incentive Plan. We also issued 226,822 shares of common stock resulting from stock options exercised. Additionally, we issued 205,974 shares of restricted common stock resulting from convertible note conversions. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation of general advertising and the offerees made representations that they were accredited investors. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(a)(2) for transactions not involving a public offering is based on the following facts:

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

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

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

Technology is a cornerstone of Helix’s service offering. Our technology platform allows clients to manage inventory and supply costs through Cannabase, as well as bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the tech spectrum to tailor and guarantee desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

We have greatly enhanced our core operations with the acquisitions of Security Grade, BioTrackTHC and Engeni. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial clients across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully-paid Google pay-per-click campaign, lead capture & lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s offshore software development platform, and is currently working on the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the Years Ended December 31, 2018 and 2017

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the years ended December 31, 2018 and 2017. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ended December 31,		Change
	2018	2017	Dollars	Percentage
Revenue	$9,563,573	$4,029,800	$5,533,773	137%
Cost of revenue	5,969,039	2,885,459	3,083,580	107%
Gross margin	3,594,534	1,144,341	2,450,193	214%
Operating expenses	13,759,855	4,927,623	8,832,232	179%
Loss from operations	(10,165,321)	(3,783,282)	(6,382,039)	169%
Other income (expense), net	1,983,741	(6,882,705)	8,866,446	-129%
Net loss	$(8,181,580)	$(10,665,987)	$2,484,407	-23%
Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(22,202,194)	(22,210,520)	8,326	-0.04%
Net loss attributable to common shareholders	$(30,365,783)	$(32,876,507)	$2,510,724	-8%

Revenue

Total revenue for the year ended December 31, 2018 was $9,563,573, which represented an increase of $5,533,773, or 137%, compared to total revenue of $4,029,800 for the year ended December 31, 2017. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix and additional revenue resulting from the Security Grade and BioTrackTHC acquisitions.

Cost of Revenue

Cost of revenue for the years ended December 31, 2018 and 2017 primarily consisted of hourly compensation for security personal and employees involved in the creation and development of licensing software. Cost of revenue increased by $3,083,580, or 107%, for the year ended December 31, 2018, to $5,969,039, as compared to $2,885,459 for the year ended December 31, 2017. The increase primarily resulted from the acquisition of BioTrackTHC and a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation and amortization. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2018 and 2017 were $13,759,855 and $4,927,623, respectively. The overall $8,832,232 increase in operating expenses was primarily attributable to the following increases (decreases) in operating expenses of:

●	General and administrative expenses – $1,472,427

●	Salaries and wages – $4,897,782

●	Professional and legal fees – ($147,144)

●	Depreciation and amortization – $2,609,167

The $1,472,427 increase in general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $4,897,782 increase in salaries and wages resulted from a significant increase in headcount, including BioTrackTHC and Engeni personnel. The $147,144 decrease in professional and legal fees primarily resulted from an increase in costs associated with obtaining capital resources during the year ended December 31, 2017. The $2,609,167 increase in depreciation and amortization was due to the amortization of intangible assets acquired in the BioTrackTHC and Engeni acquisitions.

Other Income (Expense), net

Other income (expense), net consisted of a gain on the change in fair value of obligation to issue warrants, gain on the change in the fair value of convertible notes, gain on the change in fair value of convertible notes – related party, loss on the change in fair value of contingent consideration, loss on impairment of goodwill, gain on reduction of obligation pursuant to acquisition, and interest income. Other income (expense), net during the year ended December 31, 2018 and 2017 was $1,983,741 and ($6,882,705), respectively. The $8,866,446 increase in other income (expense), net was primarily attributable to a gain on the change in fair value of convertible notes of $450,216, gain on change in fair value of obligation to issue warrants of $1,625,398, and no loss on induced conversion of convertible note or loss on extinguishment of debt for the year ended December 31, 2018.

Net Loss

For the foregoing reasons, we had a net loss of $8,181,580 for the year ended December 31, 2018, or $0.15 net loss per common share – basic and diluted, compared to net loss of $10,665,987 for the year ended December 31, 2017, or $0.37 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $22,202,194 for the year ended December 31, 2018 compared to $22,210,520 for the year ended December 31, 2017.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $30,365,783 for the year ended December 31, 2018, or $0.56 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $32,876,507 for the year ended December 31, 2017, or $1.15 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2018, we have generated revenue and are trying to achieve positive cash flows from operations.

As of December 31, 2018, we had a cash balance of $285,761, accounts receivable, net of $1,184,923 and $4,065,005 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of Fiscal 2019. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	For the Year Ended December 31,
	2018	2017	Change
Current assets	$1,923,353	$1,519,714	$403,639
Current liabilities	4,065,005	4,808,995	(743,990)
Working capital (deficit)	$(2,141,652)	$(3,289,281)	$1,147,629

As of December 31, 2018 and 2017, we had a cash balance of $285,761 and $868,554, respectively.

Summary of Cash Flows

	For the Year Ended December 31,
	2018	2017

Net cash used in operating activities	$(4,006,063)	$(1,690,075)
Net cash provided by (used in) investing activities	240,018	(1,708,663)
Net cash provided by financing activities	3,206,279	4,209,451

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2018 was $4,006,063. This included a net loss of $8,181,580, non-cash charge related to depreciation and amortization of $3,086,531, non-cash charge related to share-based compensation expense of $3,110,648, non-cash gains due to changes in fair value of convertible notes, obligation to issue warrants and convertible notes – related party of $450,216, $1,625,398, and $93,506, respectively, non-cash loss of $131,306 regarding the change in fair value of contingent consideration, non-cash loss on the impairment of goodwill of $664,329, non-cash gain on the reduction of obligation pursuant to acquisition of $607,415 and changes in accounts receivable, prepaid expenses and other current assets, deposits and other assets, accounts payable and accrued expenses, costs & earning in excess of billings, billings in excess of costs, due from related party and deferred rent of $(40,762). Net cash used in operating activities for the year ended December 31, 2017 was $1,690,075. This included a net loss of $10,665,987, non-cash charge related to depreciation and amortization of $477,364, non-cash charge related to amortization of debt discounts of $254,533, non-cash loss of $712,393 regarding the change in fair value of convertible notes, non-cash gain of $31,068 regarding the fair value of convertible notes – related party, non-cash loss on beneficial conversion feature of $390,666, non-cash loss on extinguishment of debt of $4,611,395, non-cash loss on induced conversion of convertible note of $1,503,876, non-cash loss on the change in fair value of warrants to be issued of $590,436 and changes in accounts receivable, deposits and other assets, accounts payable and accrued expenses, costs & earnings in excess of billings, billings in excess of costs and deferred rent of $466,317.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the year ended December 31, 2018 was $240,018, which consisted of capital expenditures of $155,559, cash acquired pursuant to the BioTrackTHC and Engeni acquisitions of $454,306, and cash payments pursuant to the Revolutionary asset acquisition $58,729. Net cash used in investing activities for the year ended December 31, 2017 was $1,708,663, which consisted of capital expenditures of $30,478, cash payments pursuant to the Security Grade business combination of $1,631,313 and cash payments pursuant to the Revolutionary asset acquisition of $46,872.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2018 was $3,206,279, which resulted from proceeds from the issuance of notes payable of $39,723, proceeds of $250,000 from the issuance of promissory notes, proceeds from the issuance of common stock of $3,555,223, payments pursuant to convertible notes payable – related party of $150,000, payments pursuant to notes payable of $27,836, payments pursuant to contingent consideration of $131,331, advances from related parties of $79,500, and payments pursuant to a promissory note of $250,000. Net cash provided by financing activities for the year ended December 31, 2017 was $4,209,451, which resulted from proceeds from the issuance of convertible notes payable of $229,167, proceeds of $255,000 from the issuance of promissory notes and advances from shareholders of $83,250, proceeds from the issuance of common stock of $100,000, proceeds from the issuance of Series B convertible preferred stock of $3,577,500, payments pursuant to advances from related parties of $32,000 and payments pursuant to notes payable of $3,466.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $76,156 and $3,000 at December 31, 2018 and 2017, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2018 and 2017.

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We do not currently expect to elect the practical expedient to not separate lease and non-lease components for any of our leases.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $393,000, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt the provisions of ASU 2017-04 and, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value. Please refer to Note 9 for further detail.

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

Our consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2018 and 2017, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-41 of this report.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the annual period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2018 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2018 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the year ended December 31, 2018, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information as of March 29, 2019 are set forth below.

Name	Position	Age
Zachary Venegas	Chief Executive Officer and Director	48
Scott Ogur	Chief Financial Officer and Director	47
Paul Hodges	Director	64
Patrick Vo	Chief Executive Officer, BioTrackTHC and Director	36
Terence J. Ferraro	Chief Software Architect, BioTrackTHC and Director	36
Andrew Schweibold	Director	36
Satyavrat Joshi	Director	35

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

Zachary Venegas, Chief Executive Officer and Director

Mr. Venegas has been the Chief Executive Officer and a director of the Company since its inception. Before joining Helix, he was a managing director at Spruce Investment Advisors, LLC for nearly two years, where he managed a private equity portfolio with a net asset value of $500 million. In 2014, Mr. Venegas co-founded and became managing partner of Scimitar Global Ventures, a Dubai-based private equity and venture firm focused on Europe, Africa and the Middle East. During his nine years at Scimitar, Mr. Venegas led the firm’s activities in deal origination, negotiations, capital raising and macroeconomic and geopolitical analysis, leading investments across four continents and multiple industries. He represented Scimitar in numerous media appearances, including Bloomberg Television, CNBC and Barron’s.

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

Patrick Vo, Chief Executive Officer, BioTrackTHC and Director

Patrick Vo’s leadership was a driving force in growing BioTrackTHC from fewer than 20 customer locations in 2012 to its present market leading position with nine government contracts and over 2,000 customer locations across 34 U.S. states and 6 countries.  A thought leader with experience deeply rooted in bringing new cannabis programs online, Mr. Vo personally oversaw the launch of three of the first four government cannabis tracking systems deployed in the United States.  Mr. Vo took over as Chief Executive Officer of BioTrackTHC in 2015 and continues to lead its evolution as lawful cannabis progresses from frontier market to a global industry.  Prior to joining BioTrackTHC, Mr. Vo held roles at Robert Half International, the Greater Phoenix Economic Council, and he began his career at PricewaterhouseCoopers.  Mr. Vo holds a Masters in Business from Indiana University’s Kelley School of Business, and both a Masters and Bachelors degree in Accounting from the University of Arizona’s Eller College of Management.

We believe Mr. Vo’s experience in the cannabis industry and knowledge of our operations bring to our Board of Directors important skills and qualify him to serve as one of our directors.

Terence J. Ferraro, Chief Software Architect, BioTrackTHC and Director

Terence “TJ” Ferraro began his professional career assisting local authorities to combat opioid diversion by creating a biometric-based tracking software that eventually drew the interest of cannabis operators, resulting in the creation of BioTrackTHC in 2010. As a self-taught programmer and technology inventor, Mr. Ferraro is considered one of the most experienced and effective traceability and seed-to-sale developers in the world, maintaining BioTrackTHC’s flawless track record in IT security and launching the world’s only private-sector traceability system within a 24-hour timeframe. As BioTrackTHC’s Chief Software Architect, he demonstrates unparalleled experience in government cannabis programs as it relates to technology infrastructure and launch timelines, being the only cannabis traceability company to never miss a deployment deadline. Mr. Ferraro and his innovative technology solutions are responsible for creating the most effective and transparent cannabis tracking programs in the world. His goal remains focused on establishing safety, accountability, and effective cannabis traceability infrastructure, throughout the US and internationally.

We believe Mr. Ferraro’s experience in the cannabis industry and deep programming knowledge bring to our Board of Directors important skills and qualify him to serve as one of our directors.

Andrew Schweibold, Director

Andrew is the Co-Founder and Managing Partner of Rose Capital. Andrew has 12 years of institutional investment and financial advisory experience, having invested, monitored and/or managed more than $800 million of capital in investments. Prior to forming Rose Capital, Andrew was a Co-Founder, Partner, and one of two Investment Committee members of Delos Capital, a middle market private equity firm. In 2016, Andrew was awarded the M&A Advisor 40 Under 40 Emerging Leaders Award for his efforts as Co-Founder and Partner of Delos at the age of 33. Prior to co-founding Delos, Andrew was a Principal of the Americas business for Vision Capital, worked at Apollo Management, GTCR Golder Rauner as well as Lazard. Andrew has a BBA from the Stephen M. Ross School of Business at the University of Michigan with a concentration in finance and accounting.

We believe Mr. Schweibold’s extensive financial services experience and degree in finance and accounting bring to our Board of Directors important skills and qualify him to serve as one of our directors.

Satyavrat Joshi, Director

Satyavrat “Sat” Joshi is the Chief Investment Officer of Rose Capital. Over the last 13 years, Sat has deployed and/or managed in excess of $1 billion of capital into both public securities and private investments across the capital structure. Prior to joining Rose Capital in 2018, Sat held senior investment roles at Hillhouse Capital, Incline Global Management and Ziff Brothers Investments. At Hillhouse Capital, Sat was a member of the Global Financials team, where he spent the majority of his time on private equity opportunities in the financial technology sector. During Sat’s tenure, Incline Global Management saw its assets under management triple and was named as one of Barron’s “Best 100 Hedge Funds.” Earlier in his career, Sat was an Associate at Apollo Management, where he focused on lower middle market private investments as well as public debt and equity investments. Sat began his career at Lazard, where he was a member of its New York-based Restructuring Group. Sat has a B.S. in Commerce from the McIntire School of Commerce at the University of Virginia with concentrations in finance and management.

We believe Mr. Joshi’s extensive financial services experience and degree in finance and management bring to our Board of Directors important skills and qualify him to serve as one of our directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2018, were timely.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. We will provide a copy of our Code of Business Conduct and Ethics, without charge, to any person desiring a copy, by written request to our company at 10200 E. Girard Avenue, Suite B420, CO 80231, Attention: Corporate Secretary.

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

EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services of our named executive officers for the past two fiscal years.

Summary Compensation Table

			All
		Base	Other
	Fiscal	Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Zachary Venegas	2018	200,000	629,200	829,200
President /CEO, Director	2017	200,000	-	200,000
Scott Ogur	2018	135,000	-	135,000
CFO, Director	2017	N/A	N/A	N/A
Patrick Vo (1)	2018	102,000	-	102,000
CEO, BioTrackTHC		N/A	N/A	N/A
Terence J. Ferraro (1)	2018	102,000	-	102,000
Chief Software Architect, BioTrackTHC		N/A	N/A	N/A

(1)	Reflects compensation for the period from June 1, 2018 to December 31, 2018.

On March 15, 2018 we awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock. We made no other individual grants of restricted stock or stock options to, and there were no stock options exercised by, our named executive officers for the period from October 25, 2015 (inception) through December 31, 2018. We have employment agreements in place with Patrick Vo and Terence Ferraro. On March 19, 2019, the Company entered into employment agreements with Zachary Venegas and Scott Ogur. The employment agreements provide for compensation in certain events of termination.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Stock Underlying Option	Option Exercise Price	Option Expiration Date
Zachary Venegas	40,000 shares of common stock	$2.090*	3/28/2023
Zachary Venegas	450,000 shares of common stock	$1.900	3/28/2028

* Represents 110% of the fair market value of the Company’s common stock on the day of issuance.

DIRECTOR COMPENSATION

There was no compensation awarded to, earned by, or paid to the members of our Board of Directors by us during the years ended December 31, 2018 and 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 29, 2019 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 29, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 29, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Helix TCS, Inc., 10200 E. Girard Avenue, Suite B420, Denver, CO 80231

The following table assumes 74,223,865 shares are outstanding as of March 29, 2019.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage Ownership of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned	Percentage Ownership of Series B Preferred Stock	Total Percentage of Voting Power
5% Beneficial Shareholders
RSF4, LLC (1) (4) (5)	13,233,994	17.8%	-	0.0%	13,784,201	100.0%	30.4%
Helix Opportunities, LLC (2)	22,411,000	30.2%	1,000,000	100.0%	-	0.0%	26.3%
RSF5, LLC (4)	13,233,994	17.8%			13,784,201	100.0%	30.4%
Nightstone Unlimited, Inc.	8,740,815	11.8%	-	0.0%	-	0.0%	9.8%
Minds Eye Trust	7,525,903	10.1%	-	0.0%	-	0.0%	8.5%
Brian McClintock	4,618,207	6.2%	-	0.0%	-	0.0%	5.2%
Officers and Directors
Zachary Venegas (2) (6)	22,901,000	30.9%	1,000,000	100.0%	-	0.0%	26.9%
Scott Ogur (2)	22,411,000	30.2%	1,000,000	100.0%	-	0.0%	26.3%
Andrew Schweibold (7)	13,233,994	17.8%	-	0.0%	13,784,201	100.0%	30.4%
Terence J. Ferraro	8,740,815	11.8%	-	0.0%	-	0.0%	9.8%
Patrick Vo	1,320,539	1.8%	-	0.0%	-	0.0%	1.5%
Paul Hodges (3)	975,000	1.3%	-	0.0%	-	0.0%	1.1%
Officers and Directors as a Group (6 persons)	47,171,348	63.6%	1,000,000	100.0%	13,784,201	100.0%	69.6%

(1)	RSF4, LLC, a Delaware limited liability company, is solely managed by Rose Capital Fund I GP, LLC, a Delaware limited liability company (“Rose GP”). Rose GP has the sole power to vote or sell the shares of our Series B Preferred Stock held by RSF4, LLC. Rose GP is owned 50% by Andrew Schweibold and 50% by Jonathan Rosenthal. As a result of the foregoing, Rose GP, Schweibold and Rosenthal may be deemed to be beneficial owners of the shares of our Series B Preferred Stock held by RSF4, LLC.

(2)	Messrs. Venegas and Ogur each own 50% of Helix Opportunities, LLC.

(3)	Consists of (i) 960,000 shares of Common Stock and (ii) 15,000 shares of Common Stock issued on February 26, 2018 in conjunction with the amendment of a note payable.

(4)	Consists of (i) 3,394,442 shares of Common Stock and (ii) 9,839,552 shares of Common Stock beneficially owned by RSF4, LLC and RSF5, LLC.

(5)	Consists of 13,784,201 shares of Series B Preferred Stock beneficially owned by RSF4, LLC and RSF5, LLC.

(6)	Consists of (i) his beneficial ownership in Helix Opportunities, LLC and (ii) options to purchase up to 490,000 shares of Helix Common Stock.

(5)	Messrs. Schweibold owns 50% of Rose GP.

Equity Compensation Plan Information Table

The following table sets forth the indicated information as of December 31, 2018 with respect to our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Helix TCS, Inc. 2017 Omnibus Stock Plan	490,000		$1.92	3,995,055
Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan	393,492	(1)	$0.72	206,508

(1)	Upon exercise of these options, the shares will convert into 3,841,492 shares of the Company’s common stock.

Our only equity compensation plans are the Helix TCS, Inc. 2017 Omnibus Stock Plan and Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Zachary L. Venegas, our Chief Executive Officer, director and Scott Ogur, Chief Financial Officer, director each own 50% of Helix Opportunities LLC.

Advances from Related Parties

The Company has a loan outstanding from a former Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $45,250 and $124,750 as of December 31, 2018 and 2017, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight with Paul Hodges. As of December 31, 2018, Note Eight was paid in full. See Note 13, Related Party Transactions for further detail surrounding the transaction.

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

Director Independence

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

The following table sets forth all fees paid or accrued by the Company for the audit and other services provided by the Company’s public accounting firm for the years ended December 31, 2018 and 2017:

Services	2018	2017

Audit Fees	$142,843	$86,280
Audit-Related Services	-	-
Tax Fees	-	-
Total Fees	$142,843	$86,280

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

(a) 1. Financial Statements.

Our consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2018 and 2017, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-41 of this report.

(b) Exhibits.

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc.	10-12G	2.1	12/09/16

2.2	Agreement and Plan of Merger by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Bio-Tech Medical Software, Inc. and Terence J. Ferraro, as the Securityholder Representative, dated March 3, 2018.	8-K	2.1	06/05/18

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc.	10-12G	3.i.1	12/09/16

3.1.2	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc.	10-12G	3.i.2	12/09/16

3.1.3	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc. – Certificate of Designation of Rights and Privileges of Class A Preferred Convertible Super Majority Voting Stock.	10-12G	3.i.3	12/09/16

3.1.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $.001 Par Value Per Share.	8-K	3.1	05/19/17

3.1.5	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share.	8-K	3.1	8/30/17

3.1.6	Amended and Restated Certificate of Designations, Preferences and Rights of Class A Preferred Convertible Super Majority Voting Stock, $.001 Par Value Per Share	8-K	3.1	9/21/17

3.1.7	Amendment No. 2 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share	8-K	3.1	12/20/17

3.2	Bylaws of Jubilee4 Gold, Inc.	10-12G	3(ii).1	12/09/16

4.1	Form of Registration Rights Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.4	02/24/17

4.2	Form of Warrant for the purchase of 25,000 shares of common stock of Helix TCS, Inc. issued February 13, 2017.	8-K/A	10.8	02/24/17

4.3	Form of Warrant for the purchase of 150,000 shares of common stock of Helix TCS, Inc. issued April 26, 2017.	8-K	10.2	05/01/17

4.4	Form of Registration Rights Agreement, dated March 1, 2019, by and between Helix TCS, Inc. and Diamond Rock, LLC.			Filed herewith

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date
10.1	Asset Purchase Agreement dated as of April 11, 2016 by Revolutionary Software, LLC and Helix TCS, Inc.	10-12G	10.1	12/09/16

10.2	Form of Convertible Promissory Note.	10-12G	4.1	12/09/16

10.3	Form of Unsecured Promissory Note.	8-K	10.1	02/16/17

10.4	Form of Investment Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.6	02/24/17

10.5	Form of Subsidiary Guarantee dated as of February 13, 2017 by each of the signatories thereto.	8-K/A	10.7	02/24/17

10.6	Form of Security Agreement dated as of February 13, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.9	02/24/17

10.7	Form of Securities Purchase Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.10	02/24/17

10.7.1	Annexes III and IV to the Securities Purchase Agreement.	8-K/A	10.2	02/24/17

10.8	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC.	8-K/A	10.1	02/24/17

10.8.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.8.1	03/28/2018

10.9	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,0000 payable to RedDiamond Partners, LLC.	8-K/A	10.3	02/24/17

10.9.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.9.1	03/28/2018

10.10	Form of Term Sheet and Summary of the Offering and Subscription Agreement for shares of common stock of Helix TCS, Inc.	10-K	10.13	04/17/17

10.11	Form of Term Sheet and Summary of the Offering and Subscription Agreement and Representations for Unsecured Convertible Promissory Note.	10-K	10.14	04/17/17

10.12	Form of Securities Purchase Agreement dated as of April 26, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.1	05/01/17

10.13	Form of Security Agreement dated as of April 26, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.3	05/01/17

10.14	Form of Subsidiary Guarantee dated as of April 26, 2017 by each of the signatories thereto.	8-K	10.4	05/01/17

10.15	Form of 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,000 payable to RedDiamond Partners, LLC.	8-K	4.1	05/01/17

10.15.1	Amendment to 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,0000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.15.1	03/28/2018

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date
10.16	Form of Subscription Agreement and Representations for 111,111 shares of common stock of Helix TCS, Inc. dated as of May 2017.	8-K	10.1	05/11/17

10.17	Form of Helix TCS, Inc. Series B Preferred Stock Purchase Agreement dated May 17, 2017 by and among Helix TCS, Inc., Helix Opportunities, LLC and RSF4, LLC.	10-Q	10.1	5/22/17

10.18	Form of Helix TCS, Inc. Second Series B Preferred Stock Purchase Agreement by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/02/17

10.19	Form of Helix TCS, Inc. Third Series B Preferred Stock Purchase Agreement dated as of August 25, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/30/17

10.20	Form of Helix TCS, Inc. Fourth Series B Preferred Stock Purchase Agreement dated as of September 15, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	9/21/17

10.21	Form of Helix TCS, Inc. Fifth Series B Preferred Stock Purchase Agreement dated as of October 11, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.3	10/11/17

10.22	Form of Helix TCS, Inc. Sixth Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.4	11/2/17

10.23	Form Helix TCS, Inc. Seventh Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.5	11/2/17

10.24	Form of Helix TCS, Inc. Eighth Series B Preferred Stock Purchase Agreement dated as of December 19, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.7	12/20/17

10.25	Form of Helix TCS, Inc. Investor Rights Agreement dated May 17, 2017 by and among Helix TCS, Inc. and the investors listed, including Rose Capital.	10-Q	10.2	5/22/17

10.26	Form of Helix TCS, Inc. Right of First Refusal and Co-Sale Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. Series A Preferred and Common Stock listed and those person and entities listed.	10-Q	10.3	5/22/17

10.27	Form of Helix TCS, Inc. Voting Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. common stock and persons and entities listed therein.	10-Q	10.4	5/22/17

10.28	Form of Membership Interest Purchase Agreement by and between Helix TCS, Inc. and Security Grade Protective Services, Ltd. and Sellers dated June 2, 2017.	8-K	10.1	06/08/17

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date
10.29#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and Derek Porter.	8-K	10.2	06/08/17

10.30#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and David Beckett.	8-K	10.3	06/08/17

10.31#	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan.	8-K	10.6	11/16/17

10.32#	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan.	8-K	10.32	06/05/18

10.33	Pledge and Security Agreement dated February 1, 2018 by RSF5, LLC and Helix TCS, Inc. for the benefit of BTC Investment LLC.	10-Q	10.33	08/14/18

10.34#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Zachary L. Venegas.	8-K	10.34	03/21/2019

10.35#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Scott M. Ogur.	8-K	10.35	03/21/2019

10.36	Form Securities Purchase Agreement, dated March 1, 2019, by and between Helix TCS, Inc. and each purchaser identified therein.			Filed herewith

10.37(a)	Form Secured Convertible Promissory Note.			Filed herewith

10.37(b)	Form Secured Convertible Promissory Note.			Filed herewith

10.38(a)	Form of Common Stock Purchase Warrant of Helix TCS, Inc.			Filed herewith

10.38(b)	Form of Common Stock Purchase Warrant of Helix TCS, Inc.			Filed herewith

10.39	Form of Security Agreement, dated March 1, 2019, by and between Helix TCS, Inc., the subsidiaries of Helix TCS, Inc. and DiamondRock LLC.			Filed herewith

10.40	Form of Subsidiary Guarantee, dated March 1, 2019 by each of the signatories thereto.			Filed herewith

10.41	Pledge Agreement, dated March 1, 2019, by Helix TCS, Inc. Helix TCS LLC and Engeni, LLC for the benefit of Rose Capital Fund I, LP.			Filed herewith

10.42	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative.			Filed herewith

24.1	Power of Attorney.			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

101.INS	XBRL Instance Document.	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	Filed herewith

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	March 29, 2019
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	March 29, 2019
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	March 29, 2019
Paul Hodges*

/s/ Patrick Vo	Director	March 29, 2019
Patrick Vo*

/s/ Terence Ferraro	Director	March 29, 2019
Terence Ferraro*

/s/ Andrew Schweibold	Director	March 29, 2019
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	March 29, 2019
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated March 29, 2019 and filed herewith.

HELIX TCS, INC.

Reports of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Helix TCS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helix TCS, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

March 29, 2019

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$285,761	$868,554
Accounts receivable, net	1,184,923	610,313
Prepaid expenses and other current assets	409,800	-
Costs & earnings in excess of billings	42,869	40,847
Total current assets	1,923,353	1,519,714

Property and equipment, net	349,518	110,634
Intangible assets, net	18,604,078	3,042,259
Goodwill	39,913,559	664,329
Deposits and other assets	146,990	68,313
Total assets	$60,937,498	$5,405,249

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,702,713	$598,637
Advances from related parties	45,250	124,750
Billings in excess of costs	155,192	20,191
Deferred rent	2,937	9,667
Notes payable, current portion	24,805	11,179
Obligation pursuant to acquisition	201,667	559,103
Convertible notes payable, net of discount	187,177	812,393
Convertible note payable - related party	-	243,506
Due from related party	32,489	-
Contingent consideration	908,604	-
Obligation to issue warrants	804,171	2,429,569
Total current liabilities	4,065,005	4,808,995

Long-term liabilities
Notes payable, net of current portion	51,554	53,293
Total long-term liabilities	51,554	53,293

Total liabilities	4,116,559	4,862,288

Shareholders’ equity (deficit):
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2018 and 2017, respectively	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of December 31, 2018 and 2017, respectively	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 72,660,825 shares issued and outstanding as of December 31, 2018; 28,771,402 shares issued and outstanding as of December 31, 2017	72,660	28,771
Additional paid-in capital	83,138,792	18,741,114
Accumulated other comprehensive income	17,991	-
Accumulated deficit	(26,423,288)	(18,241,708)
Total shareholders’ equity (deficit)	56,820,939	542,961
Total liabilities and shareholders’ equity (deficit)	$60,937,498	$5,405,249

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Security and guarding	$4,889,472	$4,029,800
Systems installation	499,138	-
Software	4,174,963	-
Total revenues	$9,563,573	$4,029,800
Cost of revenue	5,969,039	2,885,459
Gross margin	3,594,534	1,144,341

Operating expenses:
Selling, general and administrative	2,491,518	1,019,091
Salaries and wages	5,918,594	1,020,812
Professional and legal fees	2,263,212	2,410,356
Depreciation and amortization	3,086,531	477,364
Total operating expenses	13,759,855	4,927,623

Loss from operations	(10,165,321)	(3,783,282)

Other income (expense):
Change in fair value of convertible note	450,216	(712,393)
Change in fair value of convertible note - related party	93,506	31,068
Change in fair value of obligation to issue warrants	1,625,398	590,436
Change in fair value of contingent consideration	(131,306)	-
Loss on induced conversion of convertible note	-	(1,503,876)
Loss on sale of assets	-	(2,232)
Loss on extinguishment of debt	-	(4,611,395)
Loss on impairment of Goodwill	(664,329)	-
Gain on reduction of obligation pursuant to acquisition	607,415	-
Interest income (expense)	2,841	(674,313)
Other income (expense), net	1,983,741	(6,882,705)

Net loss	$(8,181,580)	$(10,665,987)

Other comprehensive income:
Changes in foreign currency translation adjustment	17,991	-
Total other comprehensive income	17,991	-
Total comprehensive loss	(8,163,589)	(10,665,987)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	(22,202,194)	(22,210,520)

Net loss attributable to common shareholders	$(30,365,783)	$(32,876,507)

Net loss per share attributable to common shareholders:
Basic	$(0.56)	$(1.15)
Diluted	$(0.56)	$(1.15)

Weighted average common shares outstanding:
Basic	53,777,343	28,612,727
Diluted	53,777,343	28,612,727

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

								Accumulated		Total
	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Other Comprehensive	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2016	28,533,411	28,533	1,000,000	1,000	-	-	7,107,630	-	(7,575,721)	(438,558)

Beneficial conversion feature of Series B convertible preferred stock							22,210,520	-	-	22,210,520

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,210,520)	-	-	(22,210,520)

Issuance of Series B preferred shares					13,784,201	12,243	4,475,257	-	-	4,487,500

Cost of issuance of Series B preferred shares							(1,941,633)			(1,941,633)

Stock options issued pursuant to acquisition consideration							916,643	-	-	916,643

Stock options issued in satisfaction of contingent consideration							871,193	-	-	871,193

Induced conversion of convertible debt						1,541	2,002,335	-	-	2,003,876

Issuance of common stock per share purchase agreements	111,111	111					99,889	-	-	100,000

Issuance of common stock relating to cashless exercise of warrants	126,880	127					461,169	-	-	461,296

Reversal of additional paid in capital - warrants related to cashless exercise of warrants							(461,296)	-	-	(461,296)

Warrant issuances to investors							93,200	-	-	93,200

Beneficial conversion feature on convertible debt							535,332	-	-	535,332

Reacquisition price of convertible debt							4,581,395	-	-	4,581,395

Net loss	-	-	-	-	-	-	-	-	(10,665,987)	(10,665,987)

Balance at December 31, 2017	28,771,402	28,771	1,000,000	1,000	13,784,201	13,784	18,741,114	$-	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							22,202,194			22,202,194

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,202,194)			(22,202,194)

Issuance of common stock per stock subscription agreements	3,949,997	3,949					3,551,047			3,554,996

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794			175,000

Issuance of restricted common stock	115,000	115					134,850			134,965

Warrant issuance to investor							108,000			108,000

Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(340,039)			(340,039)

Restricted common stock issued as part of BioTrack acquisition	38,184,985	38,185					57,513,848			57,552,033

Restricted common stock issued as part of Engeni acquisition	366,700	367					388,335			388,702

Issuance of common stock to employees under Stock Incentive Plan	514,945	515					915,968			916,483

Grant of an option to purchase common stock							629,200			629,200

Issuance of common stock resulting from inducement of consulting agreement	200,000	200					251,800			252,000

Issuance of restricted common stock resulting from an investor relation consulting agreement	125,000	125					126,875			127,000

Issuance of warrants pursuant to consulting agreement							943,000			943,000

Issuance of common stock resulting from exercise of stock options	226,822	227								227

Foreign currency translation								17,991		17,991

Net loss									(8,181,580)	(8,181,580)

Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$83,138,792	$17,991	$(26,423,288)	$56,820,939

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,181,580)	$(10,665,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,086,531	477,364
Amortization of debt discounts	-	254,533
Share-based compensation expense	3,110,648	-
Change in fair value of convertible notes	(450,216)	712,393
Change in fair value of obligation to issue warrants	(1,625,398)	590,436
Change in fair value of convertible notes - related party	(93,506)	(31,068)
Change in fair value of contingent consideration	131,306	-
Loss on induced conversion of convertible debt	-	1,503,876
Loss on extinguishment of debt	-	4,611,395
Loss on beneficial conversion feature of convertible note	-	390,666
Loss on impairment of goodwill	664,329	-
Gain on reduction of obligation pursuant to acquisition	(607,415)	-
Change in operating assets and liabilities:
Accounts receivable	(415,939)	(134,301)
Prepaid expenses and other current assets	(406,997)	-
Deposits and other assets	280,703	(44,143)
Costs & earnings in excess of billings	(2,022)	56,051
Accounts payable and accrued expenses	342,733	587,062
Due from related party	32,489	-
Deferred rent	(6,730)	5,424
Billings in excess of costs	135,001	(3,776)
Net cash used in operating activities	(4,006,063)	(1,690,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155,559)	(30,478)
Payments for business combination, net of cash acquired	-	(1,631,313)
Cash acquired as part of business combination	454,306	-
Payments for asset acquisition	(58,729)	(46,872)
Net cash provided by (used in) investing activities	240,018	(1,708,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	-	229,167
Payments pursuant to convertible notes payable - related party	(150,000)	-
Payments pursuant to a promissory note	(250,000)	-
Payments pursuant to contingent consideration	(131,331)	-
Advances from related parties	(79,500)	(32,000)
Advances from shareholders	-	83,250
Payments pursuant to notes payable	(27,836)	(3,466)
Proceeds from notes payable	39,723	-
Proceeds from the issuance of a promissory note	250,000	255,000
Proceeds from the issuance of common stock	3,555,223	100,000
Proceeds from the issuance of Series B convertible preferred stock	-	3,577,500
Net cash provided by financing activities	3,206,279	4,209,451
Effect of foreign exchange rate changes on cash	(23,027)	-
Net change in cash	(582,793)	810,713
Cash, beginning of period	868,554	57,841
Cash, end of period	$285,761	$868,554
Supplemental disclosure of cash and non-cash transactions:
Financing of property and equipment purchases	$-	$52,082
Equity issuance pursuant to asset acquisition (non-cash acquisition of BioTrack)	$57,552,033	$-
Equity issuance pursuant to asset acquisition (non-cash acquisition of Engeni)	$388,702	$-
Cost of issuance of Series B preferred shares	$-	$(1,941,633)
Stock options issued pursuant to acquisition consideration	$-	$916,643
Stock options issued pursuant to contingent consideration as part of acquisition	$-	$871,193
Warrant issuances to investors	$-	$93,200
Reacquisition price of convertible debt	$-	$4,581,395
Partial conversion of convertible note into common stock	$175,000	$-

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Helix TCS, Inc. (the “Company” or “Helix”) was incorporated in Delaware on March 13, 2014. Pursuant to the acquisition of the assets of Helix TCS, LLC, as discussed below, we changed our name from Jubilee4 Gold, Inc. to Helix TCS, Inc. effective October 25, 2015.

Effective October 25, 2015, we entered into an acquisition and exchange agreement with Helix TCS LLC. We closed the transaction contemplated under the Acquisition Agreement on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

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

In the first quarter of 2018, the Company notified the selling members of Security Grade their intent on exercising their right of setoff noted in the Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with all of the selling members. See Note 6 for further details surrounding the settlements.

On March 3, 2018, Helix, Inc. and its wholly owned subsidiary, Merger Sub, entered into the BioTrackTHC Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which Merger Sub merged with and into BioTrackTHC.

On June 1, 2018 (the “BioTrackTHC Closing Date”), in connection with closing the Merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result, BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

On August 3, 2018 (the “Engeni Closing Date”), the Company and its wholly owned subsidiary, Engeni Merger Sub, LLC (“Engeni Merger Sub”), entered into an Agreement and Plan of Merger (the “Engeni Merger Agreement”) with Engeni LLC (“Engeni US”), Engeni S.A (“Engeni SA”), Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the “Engeni US members”), and Scott Zienkewicz, as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company (the “Engeni Merger”).

On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company will also issue Engeni US members 366,700 and 366,600 shares of Company common stock upon achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz. As of December 31, 2018, the Company has not paid this amount to the Engeni US members.

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

Accordingly, the interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s amended audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Amended Fiscal 2017 Annual Report on Form 10-K/A, filed with the SEC on April 4, 2018. In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during the current fiscal year will reflect the impact of the revision in the comparative prior quarter and year-to-date periods.

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

3.	Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

At December 31, 2018, the Company had a working capital deficit of approximately $2,141,652, as compared to working capital deficit of approximately $3,289,281 at December 31, 2017. The increase of $1,147,629 in the Company’s working capital from December 31, 2017 to December 31, 2018 was primarily the result of a decrease in the Company’s obligation to issue warrants, a decrease in the balance of the Company’s convertible notes payable, an increase in prepaid expenses and other current assets, and an increase in accounts receivable, partially offset by an increase in contingent consideration and accounts payable and accrued liabilities.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations through December 31, 2019, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through December 31, 2019. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2019 and beyond.

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

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, BioTrackTHC (since June 1, 2018), and Engeni US (since August 3, 2018).

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

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of December 31, 2018 or 2017.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $76,156 and $3,000 at December 31, 2018 and 2017, respectively.

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

Asset information by operating segment is not presented since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

Expenses

Cost of Revenue

The cost of revenues is the total cost incurred to obtain a sale and the cost of the goods or services sold. Cost of revenues primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software.

Operating Expenses

Operating expenses encompass selling general and administrative expenses, salaries and wages, professional and legal fees and depreciation and amortization. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Other Income (Expense), net

Other income (expense), net consisted of a gain on the change in fair value of obligation to issue warrants, gain on the change in the fair value of convertible notes, gain on the change in fair value of convertible notes – related party, loss on the change in fair value of contingent consideration, loss on impairment of goodwill, gain on reduction of obligation pursuant to acquisition, and interest income.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $96,420 and $43,509 for the years ended December 31, 2018 and 2017, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2018 and 2017.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of December 31, 2018 and 2017. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the years ended December 31, 2018 and 2017 as their effect would be anti-dilutive.

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

The anti-dilutive shares of common stock outstanding for years ended December 31, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2018	2017
Potentially dilutive securities:
Convertible notes payable	124,784	433,668
Convertible Preferred A Stock	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201
Warrants	3,418,184	2,780,193
Stock options	8,729,463

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We do not currently expect to elect the practical expedient to not separate lease and non-lease components for any of our leases.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $393,000, with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public companies for the reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt the provisions of ASU 2017-04 and, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value. Please refer to Note 9 for further detail.

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

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of revenue

	For the Years Ended December 31,
	2018	2017
Types of Revenues:
Security and Guarding	$4,889,472	$4,029,800
Systems Installation	499,138	-
Software	4,174,963	-
Total revenues	$9,563,573	$4,029,800

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

Systems Installation Revenue

Security systems, including IP CCTV, intrusion alarm systems, perimeter alarm systems, and access controls are installed for clients. Installation jobs are estimated based on the cost of the equipment, the number of man hours expected to complete the work, supplies, travel, and any other ancillary costs. The installation is typically invoiced with 60% of the total price immediately after signing and the balance upon completion of the installation service. The timing of these contracts are short-term in nature, are less than 12 months in duration, and revenue is recognized over the term of the contracts.

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at December 31, 2018 and 2017. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of December 31, 2018 and 2017. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the years ended December 31, 2018 and 2017.

6.	Business Combination

Security Grade Acquisition

On June 2, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of December 31, 2018 and 2017, the Company had a liability pursuant to the Agreement of $101,667 and $500,373, respectively, payable following the closing.

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

The initial stock options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited consolidated balance sheets. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the year ended December 31, 2018, the Company reached settlement agreements with all six selling members. As a result of these settlements, a gain on reduction of obligation pursuant to acquisition in the amount of $607,415 has been recorded for the year ended December 31, 2018. This reflects an adjustment for both cash and the cancellation of 80,979 options previously issued as part of the acquisition (see Note 17).

BioTrackTHC Acquisition

On March 3, 2018, the Company and its wholly owned subsidiary, Merger Sub, entered into the Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which Merger Sub merged with and into BioTrackTHC (the “Merger”). On June 1, 2018, the Company closed the Merger. In connection with closing the Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

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

Total acquisition costs for the BioTrackTHC merger incurred during the year ended December 31, 2018 was $116,624, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

Unaudited Pro Forma Results

BioTrackTHC contributed revenues of $4,122,123 and a net loss of $(566,982) for the period June 1, 2018 through December 31, 2018, included in the Company’s consolidated statements of operations.

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

	For the Year Ended December 31
Description	2018	2017
Revenues	$12,445,949	$11,817,283
Net loss	(11,440,489)	(11,017,372)
Net loss attributable to common shareholders	(33,624,692)	(32,876,507)
Loss per share attributable to common shareholders:
Basic and diluted-as pro forma (unaudited)	(0.63)	(1.15)

Engeni SA Acquisition

On the Engeni Closing Date, the Company and its wholly owned subsidiary, Engeni Merger Sub, entered into the Engeni Merger Agreement with Engeni US, Engeni SA, Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the “Engeni US members”), and Scott Zienkewicz as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Engeni Merger. On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company may also issue Engeni US members 366,700 and 366,600 shares of Parent common stock upon the achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz. As of December 31, 2018, the Company has not paid this amount to the Engeni US members.

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

Total acquisition costs for the Engeni merger incurred during the year ended December 31, 2018 was $38,409, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

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

The total purchase price for the Revolutionary assets acquired was $1,596,750. The acquisition cost has been allocated over the intangible assets acquired in accordance with the guidance set forth in ASC 805, Business Combinations, please see Note 9. Intangible Assets, Net. As of December 31, 2018 and 2017, the Company has a liability pursuant to the Revolutionary asset acquisition of $0 and $58,370, respectively. As of December 31, 2018, the Company owed the initial seller $0.

8.	Property and Equipment, Net

At December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31,
	2018	2017
Furniture and equipment	$264,659	$16,332
Software equipment	-	1,382
Vehicles	202,700	175,647
Total	467,359	193,361
Less: Accumulated depreciation	(117,841)	(82,727)
Property and equipment, net	$349,518	$110,634

Depreciation expense for the years ended December 31, 2018 and 2017 was $106,625 and $55,301, respectively.

9.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets:

			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination (2) (3)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(50,858)	$42,569
Trade names and trademarks	5-10	125,000	466,081	(91,554)	499,527
Web addresses	5	130,000	-	(69,625)	60,375
Customer list	5	3,154,578	8,304,449	(1,965,520)	9,493,507
Software	4.5	-	9,771,195	(1,263,095)	8,508,100
		$3,503,005	$18,541,725	$(3,440,652)	$18,604,078

			December 31, 2017
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2016	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(32,183)	$61,244
Trade names and trademarks	10	100,000	25,000	(18,675)	106,325
Web addresses	5	125,000	5,000	(43,639)	86,361
Customer list	5	-	3,154,578	(366,249)	2,788,329
		$318,427	$3,184,578	$(460,746)	$3,042,259

(1)	On June 2, 2017, the Company acquired various assets of Security Grade Protective Services, Ltd. (See Note 6)

(2)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 6)

(3)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 6)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $2,979,906 and $422,063 for the years ended December 31, 2018 and 2017, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2019	$4,655,489
2020	4,668,244
2021	4,613,574
2022	3,931,667
2023	703,773
Thereafter	31,331
Total	$18,604,078

The following table summarizes the Company’s goodwill as of December 31, 2018 and 2017:

Total Goodwill
Balance at January 1, 2017	$-
Goodwill attributable to Security Grade acquisition	664,329
Balance at January 1, 2018	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to BiotrackTHC acquisition	39,135,007
Goodwill attributable to Engeni acquisition	778,552
Balance at December 31, 2018	$39,913,559

During the first quarter of 2018, the Company came to a settlement agreement with multiple Security Grade employees resulting from a misrepresentation of revenue and customer list information provided as part of the acquisition. Therefore, the Company considers the settlement to be an indicator for goodwill impairment testing. Accordingly, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off of $664,329 for the year ended December 31, 2018. As part of the BioTrackTHC acquisition, goodwill in the amount of $39,135,007 was recognized on the Company’s Consolidated Balance Sheet. As part of the Engeni US acquisition, goodwill in the amount of $778,552 was recognized on the Company’s Consolidated Balance Sheet.

10.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Costs incurred on uncompleted contracts	$89,700	$64,704
Estimated earnings	50,512	27,730
Cost and estimated earnings earned on uncompleted contracts	140,212	92,434
Billings to date	252,535	71,778
Costs and estimated earnings in excess of billings on uncompleted contracts	(112,323)	20,656

Costs in excess of billings	$42,869	$40,847
Billings in excess of cost	(155,192)	(20,191)
	$(112,323)	$20,656

11.	Accounts Payable and Accrued Expenses

As of December 31, 2018 and 2017, accounts payable and accrued expenses consisted of the following:

	December 31,
	2018	2017
Accounts payable	$842,389	$334,751
Accrued expenses	847,560	220,682
Accrued interest	12,764	43,204
Total	$1,702,713	$598,637

12.	Convertible Notes Payable

	December 31,
	2018	2017
Note Five, 5% convertible promissory note, fixed secured, maturing November 16, 2019	$187,177	$812,393
	187,177	812,393
Less: Current portion	(187,177)	(812,393)
Long-term portion	$-	$-

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

On March 31, 2017, the First Amendment to Note Four (the “Amended Note”) was entered by the Company and the Fourth Investor. In the absence of a Company Event of Default or Fourth Investor Event of Default, Amended Note is payable by issuance upon conversion into Class B Preferred Shares of the Company, which was to occur no later than June 1, 2017. The Amended Note had the following conversion features:

●	Automatic Conversion. The principal balance of Note Four shall automatically convert into shares of Class B Preferred Shares upon execution by the Company and the Fourth Investor of definitive documentation relating to the $500,000, aggregate principal amount, investment by the Fourth Investor in Class B Preferred Shares of the Company.

●	Company Default. In the event of a Company Event of Default, the Fourth Investor the shall have the right to elect to (i) at any time prior to June 30, 2017, convert the aggregate outstanding principal amount of Note Four into Class B Preferred Shares equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis, or (ii) at any time commencing on July 1, 2017 and ending on September 30, 2017, have Note Four redeemed for cash at a redemption price, in aggregate, equal to 150% of the aggregate principal outstanding balance of Note Four or (iii) to convert Note Four into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis. In the event the Holder does not elect any remedy in the event of a Company Event of Default, on September 30, 2017 the Note shall be converted in whole into common shares of the Company equal to 6.3% of the Company’s equity capital calculated on a fully-diluted basis.

●	Holder Default. In the event of a Holder Event of Default, the Company shall have the right to either (i) redeem Note Four at par value at any time prior to June 1, 2017 or (ii) convert the outstanding principal balance into common shares of the Company at market value.

●	The Valuation and Consideration provision in Section 2 of the Term Sheet is affirmed and ratified; provided, however, that the parties agree that the $12,000,000 valuation therein is subject to dilution of $600,000 from additional investments in the Company by third parties following the Holder’s $500,000 investment that is memorialized in the Amended Note. For the avoidance of doubt, the Holder will receive the same number of shares as it would have for its investment if it had converted at a $12,000,000 valuation on October 20, 2016 given the 26,587,497 shares outstanding at that time. For the avoidance of doubt, the Note will convert into 1,162,500 shares.

The Company evaluated the Amended Note and the embedded conversion feature under ASC 815 and determined the conversion feature did not meet the definition of a derivative and therefore should not be bifurcated. The Company then evaluated the Amended Note in accordance with ASC 480 and determined that Note Four will be accounted for as a liability measured at fair value.

Due to the terms of the Amendment, the Company evaluated Note Four under ASC 470-50 to determine if modification or extinguishment treatment was necessary. After performing the analysis under ASC 470-50, it was determined extinguishment treatment was appropriate and the Company should extinguish Note Four and recognize the Amended Note as new debt. At December 31, 2017, the Company recognized a loss on extinguishment of $4,611,395 on Note Four, which included $4,581,395 recorded in additional paid in capital plus $30,000 related to the write-off of the unamortized debt discount created upon the establishment of Note Four.

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

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with a third investor (the “Third Investor”). The Third Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the Third Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the Third Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the third investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five became effective on February 14, 2017 upon the execution by the Company and the Holder.  In addition, the Company reserved 2,500,000 shares of the Company’s common stock for the Third Investor.

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

The Company evaluated Note Five in accordance with ASC 480, Distinguishing Liabilities from Equity and determined the Note Five will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2018 and 2017, the fair value of Note Five was $187,177 and $812,393, respectively. Therefore, the Company recorded a gain (loss) to the change in fair value of $450,216 and $(530,493) related to Note Five for the years ended December 31, 2018 and 2017, respectively.

13.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from a former Company executive. The advance does not accrue interest and has no definite repayment terms. The loan balance was $45,250 and $124,750 for the years ended December 31, 2018 and 2017, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (this “Amendment”) with the Related Party Holder. The Company and Holder desired to extend the maturity date of the Note to August 20, 2018. The Note was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of the Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company were terminated as part of this Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $93,506 and $31,068 for the years ended December 31, 2018 and 2017, respectively. The interest expense associated with Note Eight was $5,806 and $10,528 for the years ended December 31, 2018 and 2017, respectively. Note Eight was paid in full on the Maturity Date.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of December 31, 2018, the warrants granted are not exercisable.

14.	Promissory Notes

On January 30, 2017, the Company entered into an unsecured promissory note in the amount of $75,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $2,570 for the years ended December 31, 2018 and 2017, respectively.

On February 13, 2017, the Company entered into an unsecured promissory note in the amount of $180,000. The unsecured promissory note has a fixed interest rate of 8% and was due and payable on June 30, 2017. In conjunction with the Series B Preferred Stock Purchase Agreement, as discussed in Note 16, the Company satisfied its liability in exchange for Series B Preferred Stock. The interest expense associated with the unsecured promissory note was $0 and $2,570 for the years ended December 31, 2018 and 2017, respectively.

On August 29, 2018, the Company entered into an unsecured promissory note in the amount of $250,000. The unsecured promissory note has a fixed interest rate of 7% and is due and payable on July 31, 2019. As of December 31, 2018 the unsecured promissory note was paid off in full. The interest expense associated with the unsecured promissory note was $3,021 and $0 for the years ended December 31, 2018 and 2017, respectively.

15.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2018	2017
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$71,284	$55,890
Loans Payable - Credit Union	5,075	8,582
Less: Current portion of loans payable	(24,805)	(11,179)
Long-term portion of loans payable	$51,554	$53,293

The interest expense associated with the notes payable was $5,281 and $700 for the years ended December 31, 2018 and 2017, respectively.

16.	Shareholders’ Equity (Deficit)

Common Stock

Subscription Agreements

The table below reflect shares of restricted common stock issued in relation to Subscription Agreements during the year-ended December 31, 2018:

Date of Sale	Number of Shares Sold	Total Proceeds
February 2018	222,222	$200,000
March 2018	500,000	450,000
April 2018	500,000	450,000
May 2018	244,444	219,999
July 2018	327,777	294,999
August 2018	327,777	294,999
August 2018	183,333	164,999
September 2018	577,778	520,000
October 2018	694,444	625,000
November 2018	150,000	135,000
December 2018	222,222	200,000
	3,949,997	$3,554,996

The table below reflect shares of restricted common stock issued in relation to Subscription Agreements during the year-ended December 31, 2017:

Date of Sale	Number of Shares Sold	Total Proceeds
May 2017	111,111	$100,000
	111,111	$100,000

Other Common Stock Issuances

In December 2017, the Company issued 126,880 shares of restricted common stock to an investor following a cashless exercise of warrants.

In June 2018, the Company issued 38,184,985 shares of common stock as part of the BioTrackTHC acquisition.

In June and August of 2018, three selling shareholders of Security Grade exercised their right to purchase 212,633 and 14,189 shares of the Company’s common stock.

In July 2018, the Company issued 200,000 shares of restricted common stock to a consultant per a consulting agreement.

In August and December 2018, the Company issued 100,000 and 25,000 shares of restricted common stock as part of an agreement entered into with an investor relation consultant.

In August 2018, the Company issued 366,700 shares of common stock as part of the Engeni US acquisition.

In December 2018, the Company issued 100,000 shares of restricted common stock to a consultant as an inducement to enter into the agreement.

Conversion of Convertible Note to Common Stock

On February 15, 2018, March 12, 2018 and March 21, 2018, the holder of a 10% fixed secured convertible promissory note issued by the Company elected their option to partially convert $50,000, $50,000 and $75,000 in principal of the convertible note into 46,066, 63,963, and 95,945 shares of the Company’s common stock.

Amended Convertible Note

On February 20, 2018, the Company entered into an agreement to amend a Convertible Promissory Note with the undersigned holder initially issued to such Holder and dated March 2016. The Company and Holders desired to extend the maturity date of the Note to August 20, 2018. The holder was issued 15,000 shares of the Company’s restricted common stock as part of the amendment.

The Note was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of the Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on this Note shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of the Note into equity securities of the Company are hereby deleted.

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

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the year-ended December 31, 2018. There were no shares issued under the 2017 Omnibus Incentive Plan during the year-ended December 31, 2017.

Date of Sale	Number of Shares Issued	Total Expense
January 2018	42,850	$173,014
March 2018	100,000	250,000
May 2018	133,900	223,774
July 2018	100,000	126,000
August 2018	10,000	10,600
August 2018	33,195	33,195
October 2018	20,000	20,400
November 2018	75,000	79,500
Ending Balance	514,945	$916,483

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

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share (see Note 18). These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the consolidated balance sheet and cost of issuance of Series B preferred shares of $1,941,633 on the consolidated statement of shareholders’ equity (deficit).

The table below reflects the shares issued under the Series B Preferred Purchase Agreement of the initial tranche, Second Series B Purchase Agreement and the various issuances under the Third Series B Purchase Agreement during the year-end December 31, 2017:

Date of Sale	Number of Shares Sold	Total Proceeds
Initial
May 2017	7,318,084	$1,875,000
Second
July 2017	1,680,000	840,000
Third
August 2017	369,756	120,000
September 2017	462,195	150,000
October 2017	462,195	150,000
October 2017	1,042,337	557,500
December 2017	2,449,634	795,000
Ending Balance	13,784,201	$4,487,500

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

Conversion:

Each Series B Preferred Share is convertible at the option of the holder at any time on or after May 12, 2018 into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 13,784,201 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the year ended December 31, 2018, the beneficial conversion amount of $22,202,194 was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. As of December 31, 2018, the beneficial conversion feature was fully amortized. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at December 31, 2018.

For the Year Ended December 31, 2018
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend at December 31, 2017	Amount accreted as a deemed dividend for the Year Ended December 31, 2018	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$(9,467,661)	$-
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	(3,129,366)	-
August 29, 2017	8.5	369,756	1,148,263	(556,190)	(592,073)	-
September 15, 2017	8	462,195	1,435,329	(648,601)	(786,728)	-
October 11, 2017	7	462,195	1,121,036	(426,309)	(694,727)	-
October 31, 2017	6.5	1,042,337	1,735,641	(548,570)	(1,187,071)	-
December 19, 2017	5	2,449,634	6,921,348	(576,780)	(6,344,568)	-
Total		13,784,201	$44,412,715	$(22,210,520)	$(22,202,194)	$-

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

On March 15, 2018 the Company awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock at prices ranging from $1.90 to $2.09 per share. These options vested on April 30, 2018 and have expiration dates ranging from March 2023 to March 2028.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

	March 28, 2018 to December 31, 2018	June 2, 2017 to December 31, 2017
Exercise Price	$1.90 to $2.09	$0.001
Fair value of company's common stock	$0.90 to $1.90	$3.00 to $4.42
Dividend yield	0%	0%
Expected volatility	186.64% to 253.52%	179.9% to 266.4%
Risk free interest rate	2.35% to 2.59%	1.42% to 1.98%
Expected life (years) remaining	4.24 to 10.00	2.42 to 3.00

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

As part of the Merger Agreement entered into between the Company and BioTrackTHC, on June 1, 2018 (see Note 6), the Company assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable at prices between $0.001 to $1.66 per share for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date Stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2017	-
Granted	414,854	$0.001	3.00
Forfeited and expired	-	-
Exercised	-	-
Outstanding at January 1, 2018	414,854	$0.001	2.42
Granted	490,000	$1.916	8.84
Options assumed pursuant to acquisition – BioTrackTHC Stock Plan	3,841,492	$0.790	1.84
Options assumed pursuant to acquisition – Management Awards	4,290,918	$0.439	2.34
Exercised	(226,822)	$0.001	1.50
Forfeited and expired	(80,979)	$0.001
Outstanding at December 31, 2018	8,729,463	$0.671	2.44

Vested options at December 31, 2018	8,466,285	$0.600	2.05

18.	Warrants

On February 13, 2017, the Company entered into a $183,333 Fixed secured Convertible Promissory Note (“Note Five”) with a fourth investor (the “Fourth Investor”). The Fourth Investor provided the Company with $166,666 in cash, which was received by the Company during the quarter ended March 31, 2017. The additional $16,666 was retained by the Fourth Investor for due diligence and legal bills for the transaction. In conjunction with Note Five, the Company issued a warrant, of which the value was derived and based off the fair value of Note Five, to the fourth investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after February 14, 2017 and on or before February 12, 2022, by delivery to the Company of the Notice of Exercise. On December 11, 2017, the investor exercised their purchase right in a net settlement cashless exercise.

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

During the year ended December 31, 2018, the Company entered into a Graduated Lock-Up Letter to induce the entering into of a consulting agreement in exchange for 50,000 shares of the Company’s common stock and the granting of 575,000 warrants for the purchase of common stock of the Company.  The company recognized compensation expense of $943,000 for the year ended December 31, 2018 relating to the granting of the new warrants.

On December 12, 2018, the Company sold an aggregate of 222,222 units (the “December 2018 Units”) of the Company’s securities to Conifer Insurance Company (“Conifer”) at a purchase price of $0.90 per unit for total proceeds of $200,000.  Each December 2018 Unit consists of one share of the Company’s common stock and a warrant (“December Warrant”) exercisable to purchase one half of one share of common stock of the Company. As of December 31, 2018, the warrants granted were not exercised.

Each December Warrant is exercisable at any time on or after 90 days from the issuance date until the four-year anniversary issuance date.  Each December Warrant is exercisable at a price of $1.25 per one half of one share of common stock (thereby requiring the exercise of two warrants to purchase one share of common stock).

The December Warrants were recorded as a component of shareholders’ equity (deficit) and the company recognized compensation expense of $108,000 for the year ended December 31, 2018 relating to the granting of the new warrants.

A summary of warrant activity is as follows:

For the Year Ended December 31, 2018
	Warrant Shares	Weighted Average Exercise Price
Balance at beginning of the period, January 1, 2017	1,920,000	$0.16
Warrants granted	987,073	$0.41
Warrants exercised	(175,000)
Balance at January 1, 2018	2,732,073	$0.23
Warrants granted	686,111	$0.21
Balance at December 31, 2018	3,418,184	$0.23

Warrant Obligations

In connection with the Series B Preferred Stock Purchase Agreement (See Note 16), the Company is obligated to issue warrants to a third-party to purchase 812,073 shares of common stock at $0.325 per share for services rendered. These warrants have been accounted for as warrant obligations and are recognized as a liability on the Consolidated Balance Sheets as of December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company recorded a credit and a charge in the change in fair value of the warrant obligations of $1,625,398 and $590,436, respectively, and is reflected in the Consolidated Statements of Operations, other income (expenses). Although the Company issued warrants during the first quarter of 2018, the rights entitled to the third-party holder of the warrants to purchase shares of the Company’s common stock was not exercised. Upon exercising the right to purchase the Company’s common stock by the third-party, the Company will de-recognize the liability for warrant obligations and reclassify the appropriate amount into equity.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of December 31, 2018	As of December 31, 2017	As of May 17, 2017
Fair value of company's common stock	$0.90	$3.00	$3.98
Dividend yield	0%	0%	0%
Expected volatility	175.0%	266.4%	181.2%
Risk free interest rate	2.49%	1.98%	1.42%
Expected life (years)	1.65	2.65	3.00
Fair value of financial instruments - warrants	$804,171	$2,429,569	$1,839,133

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2017	$-
Fair value of warrants at date of inception	1,839,133
Change in fair value of liability to issue warrants	590,436
Balance as of January 1, 2018	$2,429,569
Change in fair value of liability to issue warrants	$(1,625,398)
Balance as of December 31, 2018	$804,171

19.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 490,000 shares of common stock and 514,945 shares of common stock were granted.

Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan

On October 22, 2014, BioTrackTHC approved and adopted the BioTrackTHC Stock Plan. The BioTrackTHC Stock Plan set aside and reserved 600,000 shares of BioTrackTHC’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the BioTrackTHC Stock Plan include employees (including officers and directors) of BioTrackTHC or its affiliates and consultants who provide significant services to BioTrackTHC or its affiliates (the “Grantees”). The BioTrackTHC Stock Plan permits BioTrackTHC to issue to Grantees qualified and/or non-qualified options to purchase BioTrackTHC’s common stock, restricted common stock, performance units, and performance shares. The term of each award under the BioTrackTHC Stock Plan shall be no more than ten years from the date of grant thereof. BioTrackTHC’s Board of Directors or a committee designated by the Board of Directors is responsible for administration of the BioTrackTHC Stock Plan and has the sole discretion to determine which Grantees will be granted awards and the terms and conditions of the awards granted. The BioTrackTHC Stock Plan will annually increase the number of shares of common stock authorized for issuance thereunder to 15% of the Company’s common stock outstanding as of the first day of each calendar year beginning January 1, 2016 (see Note 6 and 17).

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Note 6 and 17).

20.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the years ended December 31, 2018 and 2017 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the years ended December 31, 2018, and 2017, the Company has a net operating loss carry forwards of approximately $12,686,000 and $7,380,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

21.	Commitments and Contingencies

The Company is obligated under operating lease agreements for office facilities in Colorado, Florida, Washington and Hawaii, which expire in February and March 2021.

Rent expense incurred under the Company’s operating leases amounted to $362,607 and $68,138 during the years ended December 31, 2018 and 2017, respectively.

Future minimum payments of the Company’s operating leases are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2019	$473,495
2020	420,291
2021	275,223
2022	198,144
2023	199,144
Thereafter	205,135
Total	$1,771,432

22.	Segment Reporting

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

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Years Ended December 31,
	2018	2017
Security and guarding
Revenue	$4,889,472	$4,029,800
Cost of revenue	3,618,173	2,885,459
Gross profit	1,271,299	1,144,341
Total operating expenses (1)	10,545,306	4,927,623
Loss from operations	(9,274,007)	(3,783,282)
Total other income (expense)	2,257,285	(6,882,705)
Total net loss	$(7,016,722)	$(10,665,987)

Systems installation
Revenue	$499,138	$-
Cost of revenue	531,567	-
Gross profit	(32,429)	-
Total operating expenses	168,159	-
Loss from operations	(200,588)	-
Total other expense	(273,642)	-
Total net loss	$(474,230)	$-

Software
Revenue	$4,174,963	$-
Cost of revenue	1,819,299	-
Gross profit	2,355,664	-
Total operating expenses	3,046,390	-
Loss from operations	(690,726)	-
Total other income	98	-
Total net loss	$(690,628)	$-

(1)	Total operating expenses for the years ended December 31, 2018 and 2017 contained certain corporate expenditures totaling $8,891,677 and $3,435,626, respectively, which benefit all segments of the business but are not specifically allocable to any one segment.

23.	Subsequent Events

On February 25, 2019, the Company issued a press release announcing that Vicente Fox Quesada has agreed to join the Company’s board of directors.

Issuance of Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% per annum and is due and payable upon the maturity date of March 31, 2019. On March 2, 2019, the unsecured promissory note was paid in full.

Issuance of Investment Units

From January 10, 2019 to March 5, 2019, the Company sold an aggregate of 1,255,222 units (the “RC Units”) of the Company’s securities to RC Feeder II, LLC (“RC”) at a purchase price of $0.90 per unit for total proceeds of $1,129,700.  Each RC Unit consists of one share of the Company’s common stock and a warrant (“RC Warrant”) exercisable to purchase one half of one share of common stock of the Company.

Each RC Warrant is exercisable at any time on or after 90 days from the issuance date until the four-year anniversary issuance date.  Each RC Warrant is exercisable at a price of $1.25 per one half of one share of common stock (thereby requiring the exercise of two warrants to purchase one share of common stock).

Acquisition of Green Tree International, Inc.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc., a corporation incorporated under the laws of the state of Colorado operating under the tradename “Amercanex International Exchange” (“Amercanex”). Pursuant to the Amercanex Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Amercanex, with Amercanex surviving the merger as a wholly-owned subsidiary of the Company.

Issuance of Common Stock

In February 2019, the Company issued 100,000 shares of the Company’s common stock registered under the 2017 Omnibus Stock Incentive Plan to an employee of the Company.

In March 2019, the Company issued 250,000 shares of the Company’s common stock registered under the 2017 Omnibus Stock Incentive Plan to select employees of the Company.

In March 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 62,847 shares for total proceeds of approximately $20,000.

Purchase Agreements

On March 1, 2019, the Company entered into two securities purchase agreements in substantially the same form pursuant to which the Company agreed to sell secured convertible promissory notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) for an aggregate cash purchase price of $1,950,000 (collectively, the “Purchase Agreements”).

The Convertible Notes have an initial aggregate principal balance of $1,950,000 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The Convertible Notes mature on March 1, 2020. Upon certain events, the Convertible Notes will convert into shares of the Company’s common stock at a per share conversion price equal to the lesser of (a) $0.90 and (b) a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. The Convertible Notes have other features, such as adjustments to the conversion price under certain circumstances.

The Warrants are exercisable for five years to purchase up to an aggregate of 696,430 shares of the Company’s common stock at a price of $1.40 per share. The Warrants have anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of the company’s common stock at a lower price, subject to certain exceptions.

In connection with the Purchase Agreement, on March 1, 2019, the Company entered into a Security Agreement (the “Security Agreement”) and a Pledge Agreement (the “Pledge Agreement”) pursuant to which all of its obligations to repay the Convertible Note is secured by all the assets of the Company, as further defined in the Security Agreement (the “Collateral”), and guaranteed by its subsidiaries (collectively, the “Guarantors”) pursuant to a subsidiary guaranty agreement (the “Subsidiary Guaranty Agreement”) executed by the Guarantors and acknowledged by the Company in favor of the investors. Pursuant to the Subsidiary Guaranty Agreement, the Guarantors jointly and severally, unconditionally and irrevocably, guarantee to the investors and their respective successors, endorsees, transferees and assigns, the prompt and complete payment and performance when due, of all obligations under the Convertible Notes and the Security Agreement.

On March 11, 2019, the Company entered into three common stock purchase warrant agreements in substantially the same form pursuant to which the Company agreed to sell common stock purchase warrants for an aggregate cash purchase price of $90,000.

The Warrants are exercisable for three years to purchase up to an aggregate of 100,000 shares of the Company’s common stock at a price of $0.90 per share. The Warrants have anti-dilution provisions that provide for an adjustment to the exercise price in the event of a future sale of the company’s common stock at a lower price, subject to certain exceptions.

Conversion of Convertible Note to Common Stock

On March 7, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected their option to partially convert $75,882 in principal of the convertible note into 100,000 shares of the Company’s common stock.

Executive Employment Agreements

On March 19, 2019, the Company entered into an executive Employment Agreement (the “Venegas Employment Agreement”) with Zachary L. Venegas, its Chief Executive Officer and Executive Chairman of the Company’s board of directors (the “Board”).

The Venegas Employment Agreement provides that Mr. Venegas’s employment is “at-will.” Under the terms of the Venegas Employment Agreement, the Company must pay Mr. Venegas a salary at a rate of not less than $200,000 per year to continue as Chief Executive Officer and Executive Chairman of the Board. Mr. Venegas is also eligible to receive an annual bonus targeted at 50% of his base salary, plus stock options for the right to purchase up to 500,000 shares of our common stock, beginning with the 2018 calendar year. Mr. Venegas’s eligibility for the cash and equity bonus is based upon the achievement of pre-established individual and Company objectives, as set forth in the Venegas Employment Agreement and as determined by the Board.

The Venegas Employment Agreement provides that if Mr. Venegas resigns from the Company, he can choose to remain Executive Chairman of the Board, so long as he beneficially owns a minimum of 20% of the shares he held as of the date of the Venegas Employment Agreement. The Venegas Employment Agreement also provides that if Mr. Venegas’s employment is terminated by the Company without Cause (as defined in the Venegas Employment Agreement) or Mr. Venegas resigns for Good Reason (as defined in the Venegas Employment Agreement), provided that Mr. Venegas signs a release of claims, he will be entitled to the following separation benefits: (i) continued payment of his then-current base salary for a period of 18 months; (ii) he may sell to the Company at the trailing 10 day VWAP shares of Company stock sufficient to generate proceeds equal to the difference between $800,000 and the cumulative amounts received by him from all previous sales he has made of Company stock, and (iii) all outstanding options to purchase common stock of the Company then held by Mr. Venegas, to the extent unvested, will vest ratably by month for 18 months and any unexercised options will expire 21 months after termination, subject to certain limitations to the extent the options are designated as non-statutory stock options.

The Venegas Employment Agreement also includes certain non-competition and non-solicitation of customer and employee restrictions during Mr. Venegas’s employment and for a period of 18 months following any termination of employment, in addition to other customary terms, including provisions covering confidentiality and non-disclosure obligations, return of Company property, and assignment of inventions covenants.

On March 19, 2019, the Company entered into an executive Employment Agreement (the “Ogur Employment Agreement”) with Scott M. Ogur, its Chief Financial Officer and a member of the Board.

The Ogur Employment Agreement provides that Mr. Ogur’s employment is “at-will.” Under the terms of the Ogur Employment Agreement, the Company must pay Mr. Ogur a salary at a rate of not less than $180,000 per year, effective as of January 1, 2019, to continue as Chief Financial Officer and a member of the Board. Mr. Ogur is also eligible to receive an annual bonus targeted at 50% of his base salary, plus stock options for the right to purchase up to 300,000 shares of our common stock, beginning with the 2018 calendar year. Mr. Ogur’s eligibility for the cash and equity bonus is based upon the achievement of pre-established individual and Company objectives, as set forth in the Ogur Employment Agreement and as determined by the Board.

The Ogur Employment Agreement provides that if Mr. Ogur resigns from the Company, he can choose to remain a member of the Board, so long as he beneficially owns a minimum of 70% of the shares he held as of the date of the Ogur Employment Agreement. The Ogur Employment Agreement also provides that if Mr. Ogur’s employment is terminated by the Company without Cause (as defined in the Ogur Employment Agreement) or Mr. Ogur resigns for Good Reason (as defined in the Ogur Employment Agreement), provided that Mr. Ogur signs a release of claims, he will be entitled to the following separation benefits: (i) continued payment of his then-current base salary for a period of 12 months; (ii) he may sell to the Company at the trailing 10 day VWAP shares of Company stock sufficient to generate proceeds equal to the difference between $800,000 and the cumulative amounts received by him from all previous sales he has made of Company stock, and (iii) all outstanding options to purchase common stock of the Company then held by Mr. Ogur, to the extent unvested, will vest ratably by month for 12 months and any unexercised options will expire 15 months after termination, subject to certain limitations to the extent the options are designated as non-statutory stock options.

The Ogur Employment Agreement also includes certain non-competition and non-solicitation of customer and employee restrictions during Mr. Ogur’s employment and for a period of 18 months following any termination of employment, in addition to other customary terms, including provisions covering confidentiality and non-disclosure obligations, return of Company property, and assignment of inventions covenants.