Form 10-Q
period 2019-03-31
Helix TCS, Inc.
filed 2019-05-15
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HLIX	OTCQB

As of May 15, 2019, the registrant had 75,412,519 shares of its common stock, par value $0.001 per share, outstanding.

i

 PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$2,120,784	$285,761
Accounts receivable, net	1,186,224	1,184,923
Prepaid expenses and other current assets	315,143	409,800
Costs & earnings in excess of billings	20,167	42,869
Total current assets	3,642,318	1,923,353

Property and equipment, net	442,003	349,518
Intangible assets, net	17,456,150	18,604,078
Goodwill	39,913,559	39,913,559
Deposits and other assets	1,544,451	146,990
Total assets	$62,998,481	$60,937,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,088,832	$1,702,713
Advances from related parties	3,250	45,250
Billings in excess of costs	156,998	155,192
Deferred rent	-	2,937
Notes payable, current portion	24,805	24,805
Obligation pursuant to acquisition	75,000	201,667
Convertible notes payable, net of discount	1,180,604	187,177
Convertible notes payable, net of discount - related party	3,912,403	-
Due to related party	-	32,489
Contingent consideration	2,045,304	908,604
Warrant liability	5,986,781	896,171
Total current liabilities	15,473,977	4,157,005

Long-term liabilities
Notes payable, net of current portion	44,494	51,554
Other long-term liabilities	1,060,398	-
Total long-term liabilities	1,104,892	51,554

Total liabilities	16,578,869	4,208,559

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2019 and December 31, 2018	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of March 31, 2019 and December 31, 2018	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 74,410,397 shares issued and outstanding as of March 31, 2019; 72,660,825 shares issued and outstanding as of December 31, 2018	74,410	72,660
Additional paid-in capital	84,937,724	82,831,014
Accumulated other comprehensive income	22,238	17,991
Accumulated deficit	(38,629,544)	(26,207,510)
Total shareholders’ equity	46,419,612	56,728,939
Total liabilities and shareholders’ equity	$62,998,481	$60,937,498

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Security and guarding	$1,204,711	$1,093,774
Systems installation	28,541	34,564
Software	2,137,855	-
Total revenues	$3,371,107	$1,128,338
Cost of revenue	1,925,219	790,705
Gross margin	1,445,888	337,633

Operating expenses:
Selling, general and administrative	936,878	347,880
Salaries and wages	2,831,910	1,495,520
Professional and legal fees	688,455	619,759
Depreciation and amortization	1,165,641	198,903
Loss on impairment of Goodwill	-	664,329
Total operating expenses	5,622,884	3,326,391

Loss from operations	(4,176,996)	(2,988,758)

Other (expense) income:
Change in fair value of convertible note	(987,963)	577,016
Change in fair value of convertible note - related party	(3,524,009)	118,506
Change in fair value of warrant liability	(1,632,956)	976,679
Change in fair value of contingent consideration	(1,136,700)	-
Loss on issuance of warrants	(787,209)	-
Gain on reduction of obligation pursuant to acquisition	-	266,613
Interest expense	(176,201)	(17,933)
Other (expense) income	(8,245,038)	1,920,881

Net loss	$(12,422,034)	$(1,067,877)

Other comprehensive income:
Changes in foreign currency translation adjustment	4,247	-
Total other comprehensive income	4,247	-
Total comprehensive loss	(12,417,787)	(1,067,877)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(14,998,505)

Net loss attributable to common shareholders	$(12,417,787)	$(16,066,382)

Net loss per share attributable to common shareholders:
Basic	$(0.17)	$(0.55)
Diluted	$(0.17)	$(0.55)

Weighted average common shares outstanding:
Basic	73,163,893	29,076,641
Diluted	73,163,893	29,076,641

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	1000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939

Issuance of common stock per stock subscription agreements	1,255,222	1,255								1,255

Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937

Issuance of common stock to employees under Stock Incentive Plan	250,000	250					319,750			320,000

Issuance of common stock resulting from inducement of consulting agreement	20,000	20					27,380			27,400

Grant of an option to purchase common stock							1,637,000			1,637,000

Issuance of common stock resulting from exercise of stock options	6,082	6					4,799			4,805

Issuance of common stock resulting from cashless exercise of stock options	62,847	63								63

Foreign currency translation								4,247		4,247

Net loss									(12,422,034)	(12,422,034)

Balance at March 31, 2019	74,410,397	$74,410	1,000,000	$1,000	13,784,201	$13,784	$84,937,724	$22,238	$(38,629,544)	$46,419,612

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							14,998,505		14,998,505

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(14,998,505)		(14,998,505)

Issuance of common stock per stock subscription agreement	722,222	722					649,278		650,000

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794		175,000

Grant of an option to purchase common stock							629,200		629,200

Issuance of restricted common stock	15,000	15					29,950		29,965

Issuance of common stock to employees under Stock Incentive Plan	142,850	143					422,871		423,014

Reduction in Additional Paid-In Capital due to acquisition settlement agreement							(90,318)		(90,318)

Net loss								(1,067,877)	(1,067,877)

Balance at March 31, 2018	29,857,448	$29,857	1,000,000	$1,000	13,784,201	$13,784	$20,556,889	$(19,309,585)	$1,291,945

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,422,034)	$(1,067,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165,641	198,903
Amortization of debt discounts	128,794	-
Loss on issuance of warrants	787,209
Provision for doubtful accounts	69,896	-
Share-based compensation expense	1,989,268	1,082,179
Change in fair value of convertible notes, net of discount	987,963	(402,016)
Change in fair value of warrant liability	1,632,956	(976,679)
Change in fair value of convertible notes, net of discount - related party	3,524,009	(118,506)
Change in fair value of contingent consideration	1,136,700	-
Loss on impairment of goodwill	-	664,329
Gain on reduction of obligation pursuant to acquisition	-	(266,613)
Gain on reduction of contingent consideration	(100,000)	-
Change in operating assets and liabilities:
Accounts receivable	(73,040)	(63,595)
Prepaid expenses	99,205	-
Deposits	-	(14,729)
Due from related party	(32,489)	-
Costs in excess of billings	22,702	40,847
Accounts payable and accrued expenses	(139,956)	(119,442)
Deferred rent	(2,937)	(3,580)
Billings in excess of costs	1,806	33,407
Right of use assets and liabilities	48,432	-
Net cash used in operating activities	(1,175,875)	(1,013,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,195)	(84,144)
Payments for business combination, net of cash acquired	(26,667)	-
Payments for asset acquisition	-	(31,248)
Net cash used in investing activities	(35,862)	(115,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments pursuant to advances from related parties	(42,000)	(44,500)
Payments pursuant to notes payable	(7,060)	-
Payments pursuant to a promissory note	(280,000)	-
Proceeds from notes payable	-	33,248
Proceeds from the issuance of a promissory note	280,000	-
Proceeds from the issuance of convertible notes payable	1,925,000	-
Proceeds from the issuance of common stock	1,129,700	650,000
Net cash provided by financing activities	3,005,640	638,748

Effect of foreign exchange rate changes on cash	41,120	-

Net change in cash	1,835,023	(490,016)

Cash, beginning of period	285,761	868,554

Cash, end of period	$2,120,784	$378,538

Supplemental disclosure of cash and non-cash transactions:
Conversion of convertible note into common stock	$117,936	$-
Debt discount for warrant liability	$(1,542,001)	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,485,511	$-

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

The acquisition of Helix was treated as a recapitalization for financial accounting purposes. Jubilee4 Gold, Inc. is considered the acquiree for accounting purposes and their historical financial statements before the Acquisition Agreement were replaced with the historical financial statements of the Company. The common stock account of the Company continues post-merger, while the retained earnings of the acquiree is eliminated. Furthermore, on April 11, 2016, the Company acquired the assets of Revolutionary Software, LLC (“Revolutionary”).

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

On March 3, 2018, Helix, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders, pursuant to which Merger Sub merged with and into BioTrackTHC (the “Merger”).

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

On August 3, 2018 (the “Engeni Closing Date”), the Company and its wholly owned subsidiary, Engeni Merger Sub, LLC (“Engeni Merger Sub”), entered into an Agreement and Plan of Merger (the “Engeni Merger Agreement”) with Engeni LLC (“Engeni US”), Engeni S.A (“Engeni SA”), Scott Zienkewicz, Nicolas Heller and Alberto Pardo Saleme (the Engeni US members), and Scott Zienkewicz, as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company (the “Engeni Merger”).

On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company will also issue Engeni US members 366,700 and 366,600 shares of Company common stock upon achievement of specific objectives.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc., a corporation incorporated under the laws of the state of Colorado operating under the tradename “Amercanex International Exchange” (“Amercanex”). Pursuant to the Amercanex Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Amercanex, with Amercanex surviving the merger as a wholly-owned subsidiary of the Company. The Merger is expected to close during the second quarter of 2019.

2.	Revision of Prior Period Financial Statements

The Company corrected certain immaterial errors in its 2018 financial statements. In accordance with ASC 50-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in these periods.

On March 15, 2018, the Company awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock at prices ranging from $1.90 to $2.09 per share. These options vested on June 28, 2018 and have expiration dates ranging from March 2023 to March 2028.

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	As revised
Condensed Consolidation Balance Sheet as of March 31, 2018
Additional paid-in capital	$19,927,689	629,200	$20,556,889
Accumulated Deficit	(18,680,385)	(629,200)	(19,309,585)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2018
Salaries and wages	$866,320	$629,200	$1,495,520
Total operating expenses	2,032,862	629,200	2,662,062
Loss from operations	(1,695,229)	(629,200)	(2,324,429)
Net loss	(438,677)	(629,200)	(1,067,877)
Net loss attributable to common shareholders	(15,437,182)	(629,200)	(16,066,382)
Net loss per share attributable to common shareholders:
Basic	(0.53)	(0.02)	(0.55)
Diluted	(0.53)	(0.02)	(0.55)

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

On December 12, 2018, the Company sold an aggregate of 222,222 units of the Company’s securities to an investor at a purchase price of $0.90 per unit for total proceeds of $200,000.  Each unit consists of one share of the Company’s common stock and a warrant exercisable to purchase one half of one share of common stock of the Company.

Each warrant is exercisable at any time on or after 90 days from the issuance date until the four-year anniversary issuance date.  Each warrant is exercisable at a price of $1.25 per share.

Upon further review it was noted, during the year ended December 31, 2018, the Company erroneously recorded the warrants as a component of shareholders’ equity. The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the agreement. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 Distinguishing Liabilities from Equity.

As a result, for the year-ended December 31, 2018, the Company recorded an increase to liabilities of $92,000, a reduction to additional paid-in capital of $307,778 and a reduction to accumulated deficit of $215,778.

	Previously Reported	Adjustments	Revised
Consolidated Balance Sheet as of December 31, 2018
Warrant liability	$804,171	$92,000	$896,171
Total current liabilities	4,065,005	92,000	4,157,005
Total liabilities	4,116,559	92,000	4,208,559
Additional paid-in capital	83,138,792	(307,778)	82,831,014
Accumulated deficit	(26,423,288)	215,778	(26,207,510)
Total shareholders’ equity	56,820,939	(92,000)	56,728,939

Consolidated Statement of Operations for the Year Ended December 31, 2018
Salaries and wages	$5,918,594	$(108,000)	$5,810,594
Total operating expenses	13,759,855	(108,000)	13,651,855
Loss from operations	(10,165,321)	108,000	(10,057,321)
Change in fair value of obligation to issue warrants	1,625,398	16,000	1,641,398
Gain on issuance of warrants	-	91,778	91,778
Other income (expenses)	1,983,741	107,778	2,091,519
Net loss	(8,181,580)	215,778	(7,965,802)
Total comprehensive loss	(8,163,589)	215,778	(7,947,811)
Net loss attributable to common shareholders	(30,365,783)	215,778	(30,150,005)

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

At March 31, 2019, the Company had a working capital deficit of $11,831,659, as compared to a working capital deficit of $2,233,652 at December 31, 2018. The increase of $9,598,007 in the Company’s working capital deficit from December 31, 2018 to March 31, 2019 was primarily the result of a non-cash increase in the fair market value of Company’s convertible notes payable, net of discount.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations for the next twelve months, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through May 16, 2020. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2019 and beyond.

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

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, BioTrackTHC (since June 1, 2018, and Engeni US (since August 3, 2018).

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

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of March 31, 2019 or December 31, 2018.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $85,067 and $76,156 at March 31, 2019 and December 31, 2018, respectively.

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

Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset. It was determined that during the first quarter of 2018, the Company’s entire amount of goodwill attributable to the Security Grade acquisition was impaired. See Note 8 for a further discussion on the impairment.

Accounting for Acquisitions

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

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

Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

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

Operating Expenses

Operating expenses encompass selling general and administrative expenses, salaries and wages, professional and legal fees, loss on impairment of Goodwill and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Other (Expense) Income, net

Other (expense) income, net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, change in fair value of contingent consideration, change in fair value of warrant liability, loss on issuance of warrants and interest expense.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $69,271 and $26,774 for the three months ended March 31, 2019 and 2018, respectively.

Foreign Currency

The local currency is the functional currency for one entity’s operations outside the United States. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in net loss for the period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2019 and 2018.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of March 31, 2019 and December 31, 2018. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the three months ended March 31, 2019 and 2018 as their effect would be anti-dilutive.

Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted loss per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings (loss) per share.

The anti-dilutive shares of common stock outstanding for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Potentially dilutive securities:
Convertible notes payable	2,340,936	130,765
Convertible Preferred A Stock	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201
Warrants	4,842,225	2,732,073
Stock options	9,560,534	-

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-.02, Leases (Topic 842) (“Topic 842”) which requires the recognition of right-of-use assets and lease liabilities on the balance sheet. The most prominent of the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases.

The Company adopted the new standard on January 1, 2019 and used the modified retrospective approach with the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. The Company elected certain practical expedients, which among other things, allowed us to carry forward prior conclusions about lease identification and classification.

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $1,390,000. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases. For additional information regarding the Company’s leases, see Note 20 in the notes to condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU as of January 1, 2019. The amendments in this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

5.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended March 31,
	2019	2018
Types of Revenues:
Security and Guarding	$1,204,711	$1,093,774
Systems Installation	28,541	34,564
Software	2,137,855	-
Total revenues	$3,371,107	$1,128,338

The following is a description of the principal activities from which we generate our revenue.

Security and Guarding Revenue

Helix provides armed and unarmed guards, as well as armed transportation services. The guards are charged out at an hourly rate, with invoices typically sent to clients shortly after each month-end for the previous month, with revenue being recognized over time. The customer simultaneously receives and consumes benefits provided by the Helix performance. Transportation services are typically invoiced on a per-run basis, with revenue being recognized at a point in time once the service has been completed.

Systems Installation Revenue

Security systems, including Internet Protocol camera, intrusion alarm systems, perimeter alarm systems, and access controls are installed for clients. Installation jobs are estimated based on the cost of the equipment, the number of man hours expected to complete the work, supplies, travel, and any other ancillary costs. The installation is typically invoiced with 60% of the total price immediately after signing and the balance upon completion of the installation service. The timing of these contracts are short-term in nature and are less than 12 months in duration, and revenue is recognized over the term of the contracts, utilizing the cost-to-cost method.

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

The public-sector software assists government agencies in efficient oversight of cannabis related business under their jurisdiction. Revenues associated with governmental contracts are longer-term in nature and recognized upon completion of certain milestones over a period of time or on a completed-contract basis at a point in time. The Company considers the contract to be complete when all significant costs have been incurred and the customer accepts the project. Costs incurred prior to the customer accepting the project are deferred and reflected on the condensed consolidated balance sheets as prepaid expenses and other current assets.

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at March 31, 2019 and December 31, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of March 31, 2019 and December 31, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending March 31, 2019 and 2018.

6.	Business Combinations

Security Grade Acquisition

On June 2, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade, which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of March 31, 2019 and December 31, 2018, the Company has a liability pursuant to the Agreement of $75,000 and $201,667, respectively, payable following the closing.

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

The initial stock options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheets. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the year ended December 31, 2018, the Company reached settlement agreements with all six selling members. As a result of these settlements, 80,979 options previously issued as part of the acquisition were cancelled (see Note 16).

BioTrack Acquisition

On March 3, 2018, the Company and its wholly owned subsidiary, Merger Sub, entered into the Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders, pursuant to which Merger Sub merged with and into BioTrackTHC. On June 1, 2018, the Company closed the Merger. In connection with closing the Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders will own 48% of the Company on a fully diluted basis at closing.

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

Engeni SA Acquisition

On the Engeni Closing Date, the Company and its wholly owned subsidiary, Engeni Merger Sub, entered into the Engeni Merger Agreement with Engeni US, Engeni SA, the members of Engeni US, and Scott Zienkewicz as the representative of the Engeni US members. Pursuant to the Engeni Merger Agreement, Engeni Merger Sub merged with and into Engeni US, with Engeni US surviving the merger as a wholly-owned subsidiary of the Company. On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company may also issue Engeni US members 366,700 and 366,600 shares of Parent common stock upon the achievement of specific objectives. If applicable, the Company will pay Engeni US members the aggregate amount of $100,000, on a pro rata basis, if Engeni SA reaches financial breakeven on or before December 31, 2018, as determined by the Company’s Chief Financial Officer and Scott Zienkewicz.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined fair values of the assets acquired and liabilities assumed in the Merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

During the first quarter of 2019, it was determined Engeni SA did not reach financial breakeven and therefore the contingent consideration of $100,000 was deemed by the Company not to be payable and was reduced to zero. In accordance with ASC 805-30-35-1, the Company recognized the change in the fair value of contingent consideration subsequent to the acquisition date in general and administrative expenses.

At March 31, 2019 (adjusted)
Base Price - Common Stock	$388,702
Contingent Consideration - Common Stock	777,298
Contingent Consideration - Cash	-
Total Purchase Price	$1,166,000

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$5,609
Accounts receivable and other assets	30,479
Property, plant and equipment, net	57,830
Software	449,568	3.3
Goodwill	778,552
Total assets acquired	$1,322,038
Liabilities assumed:
Accounts payable	$56,038
Total liabilities assumed	56,038
Estimated fair value of net assets acquired	$1,266,000

7.	Property and Equipment, Net

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Furniture and equipment	$154,748	$264,659
Software equipment	210,132	-
Vehicles	202,700	202,700
Total	567,580	467,359
Less: Accumulated depreciation	(125,577)	(117,841)
Property and equipment, net	$442,003	$349,518

Depreciation expense for the three months ended March 31, 2019 and 2018 was $17,713 and $3,558, respectively.

8.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of March 31, 2019 and December 31, 2018:

			March 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Assets Acquired Pursuant to Business Combination	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(55,463)	$37,964
Trade names and trademarks	5 - 10	591,081	-	(120,150)	470,931
Web addresses	5	130,000	-	(76,032)	53,968
Customer list	5	11,459,027	-	(2,530,313)	8,928,714
Software	4.5	9,771,195	-	(1,806,622)	7,964,573
		$22,044,730	$-	$(4,588,580)	$17,456,150

			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination (1) (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(50,858)	$42,569
Trade names and trademarks	5 - 10	125,000	466,081	(91,554)	499,527
Web addresses	5	130,000	-	(69,625)	60,375
Customer list	5	3,154,578	8,304,449	(1,965,520)	9,493,507
Software	4.5	-	9,771,195	(1,263,095)	8,508,100
		$3,503,005	$18,541,725	$(3,440,652)	$18,604,078

(1)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 6)
(2)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 6)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,147,928 and $169,576 for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the Company’s Goodwill as of March 31, 2019 and December 31, 2018:

Total Goodwill
Balance at December 31, 2017	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to Biotrack acquisition	39,135,007
Goodwill attributable to Engeni acquisition	778,552
Balance at March 31, 2019	$39,913,559

During the period ended March 31, 2018, the Company came to a settlement agreement with multiple Security Grade employees resulting from a misrepresentation of revenue and customer list information provided as part of the acquisition. Therefore, the Company considers the settlement to be an indicator for goodwill impairment testing. Accordingly, at March 31, 2018, goodwill was tested for potential impairment. As a result of the goodwill impairment test performed, it was determined that the carrying value for each reporting unit was higher than its fair value and therefore goodwill was fully impaired, which resulted in a write-off of $664,329 for the three months ended March 31, 2018. As part of the BioTrackTHC Merger, Goodwill in the amount of $39,135,007 was recognized on the Company’s Condensed Consolidated Balance Sheet. As part of the Engeni US acquisition, Goodwill in the amount of $778,552 was recognized on the Company’s Condensed Consolidated Balance Sheet.

9.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$66,822	$89,700
Estimated earnings	28,252	50,512
Cost and estimated earnings earned on uncompleted contracts	95,074	140,212
Billings to date	231,905	252,535
Costs and estimated earnings in excess of billings on uncompleted contracts	(136,831)	(112,323)

Costs in excess of billings	$20,167	$42,869
Billings in excess of cost	(156,998)	(155,192)
	$(136,831)	$(112,323)

10.	Accounts Payable and Accrued Liabilities

As of March 31, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$435,691	$842,389
Accrued compensation and related expenses	141,692	33,869
Accrued expenses	1,125,954	826,455
Lease obligation - current	385,495	-
Total	$2,088,832	$1,702,713

11.	Convertible Note Payable

	March 31, 2019	December 31, 2018
Note Five, 5% convertible promissory note, fixed secured, maturing November 16, 2019	$-	$187,177
Note Ten, 25% convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	1,180,604	-
	1,180,604	187,177
Less: Current portion	(1,180,604)	(187,177)
Long-term portion	$-	$-

On February 13, 2017, the Company entered into a $183,333 10% Fixed Secured Convertible Promissory Note (“Note Five”) with an investor (the “First Investor”). The First Investor provided the Company with $166,666 in cash, which was received by the Company during the period ended March 31, 2017. The additional $16,666 was retained by the First Investor for due diligence and legal bills for the transaction. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on Note Five due and payable on September 12, 2017 (unless converted under terms and provisions as set forth within Note Five). The principal balance of Note Five was convertible at the election of the First Investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $1.50 per share. In conjunction with Note Five, the Company issued a warrant to the First Investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Note Five became effective on February 14, 2017 upon the execution by the Company and the Holder of numerous exhibit documents.  In addition, the Company reserved 2,500,000 shares of the Company’s common stock for the First Investor.

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

The Company recorded a debt discount relating to the warrants issued in the amount of $22,000 based on the relative fair values of Note Five without the warrants and the warrants themselves at the effective date of Note Five. The additional $16,666 retained by the First Investor for due diligence and legal bills for the transaction will be recorded as a debt discount. The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $183,333. Therefore, the debt discount related to the beneficial conversion feature was in the amount of $144,666.

On November 16, 2017, the Company amended Note Five (the “First Amendment”) with the First Investor. The First Amendment has a maturity date that is six months from November 16, 2017, converts at a 40% discount to the lowest one-day Volume Average Weighted Price (“VWAP”) during the 30 trading days preceding such conversion, incurs interest at an annual rate of 5%, and is prepayable at any time at 110% of the unpaid principal and accrued interest balance. At November 16, 2017, the principal amount of Note Five was $281,900.

On May 16, 2018, the Company amended Note Five (“Second Amendment”) with the First Investor. The Second Amendment states that Note Five shall have a maturity of November 16, 2018 and shall be pre-payable at any time at 120% of the unpaid principal and accrued interest balance. The principal amount as of the date of the Second Amendment was $112,305.

In November 2018, the Company amended Note Five (“Third Amendment”) with a second investor. The Third Amendment state that Note Five shall have a maturity of November 16, 2019. The principal amount as of the date of the Third Amendment was $115,136. During March 2019, the remaining principal of $112,305 was converted into 155,421 shares of common stock. The interest expense associated with Note Five was $0 and $2,402 for the three months ended March 31, 2019 and 2018, respectively.

On March 1, 2019, the Company entered into a $450,000 Secured Convertible Promissory Note (“Note Ten”) with a third investor. The third investor provided the Company with $450,000 in cash proceeds, which was received by the Company during the period ended March 31, 2019. Note Ten will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Ten is convertible at the election of the third investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Ten, the Company issued a warrant to the third investor to purchase 160,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. On March 31, 2019, the fair value of Note Ten was $1,507,203. Accordingly, the Company recorded a change in fair value of ($1,057,203) related to Note Ten for the three months ended March 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the residual fair value of the warrants themselves at inception of Note Ten. Debt discounts amortized to interest expense was $29,248 for the three months ended March 31, 2019. The unamortized discount balance at March 31, 2019 was $326,599. Accrued interest expense associated with Note Ten was $9,247 for the three months ended March 31, 2019.

12.	Related Party Transactions

Advances from Related Parties

The Company has a loan outstanding from a former Company executive. The loan balance was $3,250 and $45,250 as of March 31, 2019 and December 31, 2018, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (this “Amendment”) with the Related Party Holder. The Company and Holder desired to extend the maturity date of Note Eight to August 20, 2018 (the “Maturity Date”). The Note was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of this Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of the Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on Note Eight shall be due and payable on the Maturity Date. All provisions related to conversion of Note Eight into equity securities of the Company were terminated as part of this Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $118,506 for the three months ended March 31, 2019 and 2018, respectively. The interest expense associated with Note Eight was $0 and $2,402 for the three months ended March 31, 2019 and 2018, respectively. Note Eight was paid in full on the Maturity Date.

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with a related party entity (the Second Related Party Holder”). A Managing Member of the Second Related Party Holder is also a Director of the Company. The Second Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended March 31, 2019. The additional $25,000 was retained by the fourth investor for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the fourth investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the fourth investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. On March 31, 2019, the fair value of Note Nine was $5,024,010. Accordingly, the Company recorded a change in fair value of ($3,524,010) related to Note Nine for the three months ended March 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the residual fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense was $99,547 for the three months ended March 31, 2019. The unamortized discount balance at March 31, 2019 was $1,111,606. Accrued interest expense associated with Note Nine was $30,822 for the three ended March 31, 2019

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of March 31, 2019, the warrants granted are not exercisable.

On March 1, 2019, in connection with the issuance of Note Nine, the Company issued warrants, of which the value was derived and based off the fair value of Note Nine, to the investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after March 1, 2019 and on or before March 1, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of March 31, 2019, the fair value of the warrant liability was $1,329,076. As of March 31, 2019 and 2018, the change in fair value of the warrant liability of $142,923 and $0, respectively is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On August 29, 2018 and January 3, 2019, the Company entered into unsecured promissory notes with an affiliate of an investor of the Company. Refer to Note 13 for additional details regarding the unsecured promissory note.

13.	Promissory Notes

On January 3, 2019, the Company entered into an unsecured promissory note in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

14.	Notes Payable

Notes payable consisted of the following:

	March 31, 2019	December 31, 2018
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$62,732	$71,284
Loans Payable - Credit Union	6,567	5,075
Less: Current portion of loans payable	(24,805)	(24,805)
Long-term portion of loans payable	$44,494	$51,554

The interest expense associated with the notes payable was $1,791 and $1,334 for the three months ended March 31, 2019 and 2018, respectively.

15.	Shareholders’ Equity

Common Stock

Subscription Agreements

The table below reflects shares of restricted common stock issued in relation to subscription agreement during the period ended March 31, 2018:

Date of Sale	Number of Shares Sold	Total Proceeds
February 2018	222,222	$200,000
March 2018	500,000	450,000
	722,222	$650,000

Other Common Stock Issuances

In January 2019, the Company issued 20,000 shares of restricted common stock to a consultant per a consulting agreement and recorded a charge of $27,400.

In March 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 62,847 shares of common stock for no cash proceeds.

Conversion of Convertible Note to Common Stock

On February 15, 2018, March 12, 2018 and March 21, 2018, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to partially convert $50,000, $50,000 and $75,000 in principal of the convertible note into 46,066, 63,963, and 95,945 shares of the Company’s common stock.

On March 7, 2019 and March 28, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $75,882 and $42,055 in principal of the convertible note into 100,000 and 55,421 shares of the Company’s common stock.

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the period ended March 31, 2019:

Date of Issuance	Number of Shares Issued	Total Compensation
March 2019	250,000	$320,000
	250,000	$320,000

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the period ended March 31, 2018:

Date of Issuance	Number of Shares Issued	Total Compensation
January 2018	42,850	$173,014
March 2018	100,000	250,000
	142,850	$423,014

Series B convertible preferred stock

Series B Preferred Stock Purchase Agreement

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. This tranche of Series B Preferred Shares are convertible into 7,318,084 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees listed below and the satisfaction of the promissory notes discussed in Note 13.

In connection with the Series B Preferred Stock Purchase Agreement, the Company is obligated to issue warrants to a third-party for services to purchase 462,195 shares of common stock at $0.325 per share (see Note 18). These warrants have been accounted for as an obligation to issue because as of the balance sheet date the Company did not deliver the warrants though incurred the obligation; accordingly, they were recognized as a liability on the unaudited condensed consolidated balance sheet and cost of issuance of Series B preferred shares on the unaudited condensed consolidated statement of shareholders’ equity.

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three months ended March 31, 2019 and 2018, the beneficial conversion amount of $0 and $14,998,505, respectively was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at March 31, 2018. As of March 31, 2019, the beneficial conversion feature was fully amortized.

For the Three Months Ended March 31, 2018
Issuance Date	Beneficial Conversion Feature Term (months)	Number of shares	Fair Value of Beneficial Conversion Feature	Amount accreted as a deemed dividend at December 31, 2017	Amount accreted as a deemed dividend for the Three Months Ended March 31, 2018	Unamortized Beneficial Conversion Feature
May 17, 2017	12	7,318,084	$25,247,098	$(15,779,436)	$(6,311,775)	$3,155,887
July 29, 2017	9.5	1,680,000	6,804,000	(3,674,634)	(2,133,659)	995,707
August 29, 2017	8.5	369,756	1,148,263	(556,190)	(403,686)	188,387
September 15, 2017	8	462,195	1,435,329	(648,601)	(540,500)	246,228
October 11, 2017	7	462,195	1,121,036	(426,309)	(473,677)	221,050
October 31, 2017	6.5	1,042,337	1,735,641	(548,570)	(809,366)	377,705
December 19, 2017	5	2,449,634	6,921,347	(576,779)	(4,325,842)	2,018,726
Total		13,784,201	$44,412,714	$(22,210,519)	$(14,998,505)	$7,203,690

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

On March 15, 2018 the Company awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock at prices ranging from $1.90 to $2.09 per share. These options vested on June 28, 2018 and have expiration dates ranging from March 2023 to March 2028.

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

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of certain settlements with the selling shareholder, as of March 31, 2018, 21,509 options previously issued as part of the acquisition were cancelled. Subsequently, as of December 31, 2018, the remaining settlements with the selling shareholders were settled and a total of 80,979 options previously issued as part of the acquisition were cancelled.

On February 6, 2019 the Company awarded an executive an option to purchase a total of 100,000 shares of the Company’s common stock at an exercise price $1.51 per share. These options vested on May 6, 2019 and have an expiration date of February 6, 2024.

On March 19, 2019 the Company awarded the Chief Financial Officer, two options to purchase a total of 300,000 shares of the Company’s common stock at prices ranging from $2.35 to $2.59 per share. These options shall vest over a three-year period from March 2020 to March 2022 and have expiration dates ranging from March 2024 to March 2029.

On March 19, 2019 the Company awarded the Chief Executive Officer, two options to purchase a total of 500,000 shares of the Company’s common stock at prices ranging from $2.35 to $2.59 per share. These options shall vest over a three-year period from March 2020 to March 2022 and have expiration dates ranging from March 2024 to March 2029.

Stock option activity for the period ended March 31, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	8,729,463	$0.671	2.44
Granted	900,000	$2.317	8.14
Exercised	(68,929)	$0.359	1.48
Forfeited and expired	-
Outstanding at March 31, 2019	9,560,534	$0.828	2.96
Vested options at March 31, 2019	8,729,463	$0.671	2.44

17.	Warrant Liability

On March 1, 2019, in connection with the issuance of Note Ten, the Company issued warrants, of which the value was derived and based off the fair value of Note Ten, to the investor to purchase 160,715 shares of the Company’s common stock at $1.40 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after March 1, 2019 and on or before March 1, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $355,847 while as of March 31, 2019, the fair value of the warrant liability was $398,724. Accordingly, the Company recorded a change in fair value of the warrant liability of $42,877 related to Note Ten for the three months ended March 31, 2019.

On January 10, 2019, the Company entered into an Investment Unit Purchase Agreement (the “Investment Agreement”) to issue and sell investment units to an investor (the “investor”), in which the investment units consist of one share of the common stock of the Company, and a warrant exercisable for one half share of common stock of the Company at an Exercise Price of $1.25 per share for cash at a price per Investment Unit of $0.90.

On March 5, 2019, the Company sold an aggregate of 1,255,222 units of the Company’s securities to an investor at a purchase price of $0.90 per unit for total proceeds of $1,129,700. In connection with the Investment Agreement, the investor is entitled to purchase from the Company, at the Exercise Price, at any time on or after 90 days from the Issuance Date, 627,611 shares of the Company’s common stock (the “Warrant Shares”).

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The fair value of the warrants at issuance on January 10, 2019 is in excess of the proceeds received, the warrant liability is required to be recorded at fair value with the excess of the fair value over the proceeds received recognized as a loss in earnings. The gross proceeds from the 1,255,222 investment units at $0.90 was $1,129,700.  The fair value of the warrants at issuance was $1,717,506. The amount to be recognized as a loss in earnings is calculated as follows:

Proceeds from January investment units	$1,129,700
Par value of common stock issues	$(1,255)
Fair value of warrants	$(1,717,506)
Loss on issuance of warrants (January 10, 2019 issuance)	$(589,061)
Loss on issuance of warrants (March 11, 2019 issuance)	$(198,148)
Total loss on issuance of warrants	$(787,209)

On March 31, 2019, the fair value of the warrant liability was $1,585,453 and the Company recorded a change in fair value of the warrant liability of $132,053.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time six months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, March 11, 2019, the fair value of the warrant liability was $198,148 while as of March 31, 2019, the fair value of the warrant liability was $250,542. Accordingly, the Company recorded a change in fair value of the warrant liability of $52,394 related to the warrants for the three months ended March 31, 2019.

A summary of warrant activity is as follows:

For the three months ended March 31, 2019
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,418,184	$0.23

Warrants granted	1,424,041	$1.23

Balance at March 31, 2019	4,842,225	$0.54

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of March 31, 2019	As of December 31, 2018
Fair value of company’s common stock	$2.79	$0.90
Dividend yield	0%	0%
Expected volatility	222.8%	175.0%
Risk Free interest rate	2.88%	2.49%
Expected life (years)	1.47 – 4.95	1.65
Fair value of financial instruments - warrants	$5,986,781	$896,171

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2019	$896,171

Change in fair value of warrant liability	$5,090,610

Balance as of March 31, 2019	$5,986,781

18.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 1,390,000 and 490,000 shares of common stock and 664,945 and 514,945 shares of common stock were granted as of March 31, 2019 and December 31, 2018, respectively.

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

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Notes 1 and 6).

19.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the three months ended March 31, 2019 and 2018 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the three months ended March 31, 2019 and 2018, the Company has a net operating loss carry forward of approximately $13,900,000 and $7,828,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

20.	Commitments and Contingencies

Under Topic 842, operating lease expense is generally recognized evenly on a straight-line basis. The Company has operating leases primarily consisting of facilities with remaining lease terms of one year to five years. The lease term represents the period up to the early termination date unless it is reasonably certain that the Company will not exercise the early termination option. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines the lease and non-lease components in determining the lease liabilities and ROU assets.

Activity related to the Company’s leases was as follows:

Three Months Ended March 31, 2019
Operating lease expense	$161,145
Cash paid for amounts included in the measurement of operating lease liabilities	$65,059
ROU assets obtained in exchange for operating lease obligations	$1,499,752

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of March 31, 2019
Other assets	$1,397,461

Accounts payable and accrued liabilities	$385,486
Other long-term liabilities	1,060,398
Total lease liabilities	$1,445,894

Weighted average remaining lease term (in years)	2.55
Weighted average discount rate	6.00%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019, for the following five fiscal years and thereafter were as follows:

As of March 31, 2019
2019 - Remaining	$324,321
2020	393,413
2021	248,223
2022	195,144
2023	200,944
Thereafter	205,436
Total future minimum lease payments	$1,567,480
Less imputed interest	(121,587)
Total	$1,445,894

As of March 31, 2019, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under noncancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating leases
2019	$473,495
2020	420,291
2021	275,223
2022	198,144
2023	199,144
Thereafter	205,135
Total lease payments	$1,771,432

21.	Segment Results

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended March 31,
	2019	2018

Security and guarding
Revenue	$1,204,711	$1,093,774
Cost of revenue	940,586	790,705
Gross profit	264,125	303,069
Total operating expenses	3,314,040	3,326,391
Loss from operations	(3,049,915)	(3,023,322)
Total other (expense) income	(8,244,950)	1,920,881
Total net loss	$(11,294,865)	$(1,102,441)

Systems installation
Revenue	$28,541	$34,564
Cost of revenue	161,758	-
Gross profit	(133,217)	34,564
Total operating expenses	32,631	-
Loss from operations	(165,848)	34,564
Total other expense	(80)	-
Total net (loss) income	$(165,928)	$34,564

Software
Revenue	$2,137,855	$-
Cost of revenue	822,875	-
Gross profit	1,314,980	-
Total operating expenses	2,276,213	-
Loss from operations	(961,233)	-
Total other expense	(8)	-
Total net loss	$(961,241)	$-

22.	Subsequent Events

In April 2019 the Company issued 733,300 shares of restricted common stock at $2.84 per share to three Engeni US members satisfying the remaining contingent consideration referenced in note six.

On April 12, 2019, the Board of Directors (the “Board”) of the Company”) approved the Company’s entry into a management consulting services agreement (the “MSA”) with Rose Management Group LLC (“Consultant”). Under the terms of the MSA, the Company engaged Consultant for certain management and consulting services related to the Company’s business. These services include, but are not limited to, capital and operational advisory services, merger and acquisition services, management consulting services, strategic advisory services, financial strategy services, and data analysis advisory services.

The Company will pay Consultant $20,830 per month (the “Monthly Fee”) during the term of the MSA; provided, that, if the Company reasonably determines in its good faith judgment that paying the Monthly Fee for a particular month would have an adverse impact on the Company’s ability to operate due to a cash shortage, then the Monthly Fee for such month shall be waived but shall accrue as a liability of the Company to be paid to the Consultant as agreed in good faith by the Company and the Consultant. Consultant will be entitled to its full annual fee, paid in the agreed monthly installments, if Consultant is directly responsible for sourcing at least $1,250,000 in capital for the Company in any given twelve-month period.

In April 2019, the Company acquired Tan’s International Security (“Tan’s”), a California-based, veteran-owned security business that is licensed to provide physical security guards and perform digital security system installs in the state of California. The terms of the transaction provide for Helix to pay to the shareholders of Tan’s cash and stock consideration of over $800,000.

In May 2019 the Company granted 50,000 stock options to an employee of the Company pursuant to the 2017 Omnibus Stock Incentive Plan.

In May 2019 the Company granted 125,000 stock options to a consultant of the Company pursuant to the 2017 Omnibus Stock Incentive Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on April 1, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Technology is a cornerstone of Helix’s service offering. Our technology platform allows clients to manage their business in a compliant manner with BioTrackTHC’s seed-to-sale software, as well as managing inventory and supply costs through Cannabase. We also provide bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the tech spectrum to tailor and guarantee desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

We have greatly enhanced our core operations with the acquisitions of Security Grade, BioTrackTHC and Engeni. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully-paid Google pay-per-click campaign, lead capture & lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s offshore software development platform, and is currently working on the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry.

Results of Operations for the three months ended March 31, 2019 and 2018

The following table shows our results of operations for the three months ended March 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,371,107	$1,128,338	$2,242,769	199%
Cost of revenue	1,925,219	790,705	1,134,514	143%
Gross margin	1,445,888	337,633	1,108,225	328%

Operating expenses	5,622,883	3,326,391	2,296,493	69%

Loss from operations	(4,276,995)	(2,988,758)	(1,188,238)	40%

Other (expenses) income, net	(8,245,038)	1,920,881	(10,165,919)	-529%

Net loss	$(12,422,034)	$(1,067,877)	$(11,354,157)	1063%

Changes in foreign currency translation adjustment	$4,247	$-	$4,247	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(14,998,505)	14,998,505	-100%

Net loss attributable to common shareholders	$(12,417,787)	$(16,066,382)	$3,648,595	-23%

Revenue

Total revenue for the three-month period ended March 31, 2019 was $3,371,107, which represented an increase of $2,242,769 compared to total revenue of $1,128,338 for the three months ended March 31, 2018. The increase primarily resulted from additional revenue resulting from the BioTrackTHC acquisition and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2019 and 2018 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $1,134,514 for the three months ended March 31, 2019, to $1,925,219 as compared to $790,705 for the three months ended March 31, 2018. The increase primarily resulted from the acquisition of BioTrackTHC and a substantial increase in the number of clients serviced by Helix security, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2019 and 2018 were $5,622,884 and $3,326,391, respectively. The overall $2,296,493 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $588,998

●	Salaries and wages – $1,336,390

●	Professional and legal fees – $68,696

●	Depreciation and amortization – $966,738

The $588,998 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $1,336,390 increase in salaries and wages resulted from a significant increase in headcount, including BioTrack and Engeni personnel. The $68,696 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $966,738 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack and Engeni acquisitions.

Other (Expense) Income, net

Other (expense) income, net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, loss on issuance of warrants and interest expense. Other (expense) income, net during the three months ended March 31, 2019 and 2018 was $8,245,038 and $1,920,881, respectively. The $10,165,919 decrease in other (expense) income, net was primarily attributable to a loss on the change in fair value of convertible notes of $987,963, loss on the change in fair value of convertible notes – fair value of $3,524,009, loss on the change in fair value of warrant liability of $1,632,956, loss on the change in fair value of contingent consideration of $1,136,700, loss on issuance of warrants of $787,209 and interest expense of $176,201 in the three months ended March 31, 2019.

Net loss

For the foregoing reasons, we had a net loss of $12,422,034 for the three months ended March 31, 2019, or $0.17 net loss per common share – basic and diluted, compared to a net loss of $1,067,877 for the three months ended March 31, 2018, or $0.04 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the three months ended March 31, 2019 compared to $14,998,505 for the three months ended March 31, 2018

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $12,417,787 for the three months ended March 31, 2019, or $0.17 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $16,066,382 for the three months ended March 31, 2018, or $0.55 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended March 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of March 31, 2019, we had a cash balance of $2,120,784, accounts receivable, net of $1,186,224 and $15,473,977 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2019. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2019	December 31, 2018	Change
Current assets	$3,642,318	$1,923,353	$1,718,965
Current liabilities	15,473,977	4,157,005	11,316,972
Working capital	$(11,831,659)	$(2,233,652)	$(9,598,007)

As of March 31, 2019, and December 31, 2018, we had a cash balance of $2,120,784 and $285,761, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(1,175,875)	$(1,013,372)
Net cash used in investing activities	(35,862)	(115,392)
Net cash provided by financing activities	3,005,640	638,748

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2019 was $(1,175,875). This included a net loss of $12,422,034, non-cash charge related to depreciation and amortization of $1,165,641, non-cash charge related to amortization of debt discounts of $128,794,  non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful account $69,896, non-cash charge related to share-based compensation of $1,989,268, non-cash losses due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability, fair value of contingent consideration of $987,963, $3,524,009, $1,632,956 and $1,136,700, non-cash gain on reduction of contingent consideration of $(100,000), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $76,277. Net cash used in operating activities for the three months ended March 31, 2018 was $(1,013,372). This included a net loss of $(1,067,877), non-cash charge related to depreciation and amortization of $198,903, non-cash charge related to share-based compensation of $1,082,179, non-cash gains due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(402,016), $(976,679), and $(118,506), respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $(266,613), and changes in accounts receivable, deposits, costs in excess of billings, deferred rent, billings in excess of costs, and accounts payable and accrued expenses of $(127,092).

Net cash used in investing activities. Net cash used in investing activities for the three months ended March 31, 2019 was $(35,862), which consisted of capital expenditures of $9,195 and payments pursuant to the Security Grade business acquisition of $26,667. Net cash used in investing activities for the three months ended March 31, 2018 was $(115,392), which consisted of capital expenditures of $84,144 and cash payments pursuant to the Revolutionary asset acquisition of $31,248.

Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $3,005,640, which resulted from payments pursuant to convertible notes payable of $1,925,000, repayment of notes payable of $7,060, proceeds and repayment of a promissory note of $280,000, proceeds from the issuance of common stock of $1,129,700 and repayment of advances from related parties of $42,000. Net cash provided by financing activities for the three months ended March 31, 2018 was $638,748, which resulted from proceeds from the issuance of common stock of $650,000, proceeds from the issuance of notes payable of $33,248, and repayments to related parties of $44,500.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

Related Party Transactions

The Company had a loan outstanding from a former Company executive. The loan balance was $3,250 and $45,250 as of March 31, 2019 and December 31, 2018, respectively.

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of March 31, 2019, the warrants granted are not exercisable.

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

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 and charge of $118,506 for the three months ended March 31, 2019 and 2018, respectively. The interest expense associated with Note Eight was $0 and $2,402 for the three months ended March 31, 2019 and 2018, respectively. Note Eight was paid in full on the Maturity Date.

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with a related party entity (the Second Related Party Holder”). A Managing Member of the Second Related Party Holder is also a Director of the Company. The Second Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended March 31, 2019. The additional $25,000 was retained by the fourth investor for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the fourth investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the fourth investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. On March 31, 2019, the fair value of Note Nine was $5,024,010. Accordingly, the Company recorded a change in fair value of ($3,524,010) related to Note Nine for the three months ended March 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the residual fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense was $99,547 for the three months ended March 31, 2019. The unamortized discount balance at March 31, 2019 was $1,111,606. Accrued interest expense associated with Note Nine was $30,822 for the three ended March 31, 2019.

On March 1, 2019, in connection with the issuance of Note Nine, the Company issued warrants, of which the value was derived and based off the fair value of Note Nine, to the investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after March 1, 2019 and on or before March 1, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of March 31, 2019, the fair value of the warrant liability was $1,329,076. As of March 31, 2019 and 2018, the change in fair value of the warrant liability of $142,923 and $0, respectively is reflected in the unaudited condensed consolidated statements of operations.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting as of March 31, 2019, the end of the interim period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our internal controls over financial reporting included a review of the internal control objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of the three months ended March 31, 2019 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2019 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2019, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2019, the claim is currently pending the outcome of certain matters in the Kenney, et al v. Helix TCS, Inc. case.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2019, the claim is currently in the process of discovery.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we issued 1,749,572 shares of common stock with proceeds received totaling $1,129,700.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
10.34#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Zachary L. Venegas (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.35#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Scott M. Ogur (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.36	Form Securities Purchase Agreement, dated March 1, 2019, by and between Helix TCS, Inc. and each purchaser identified therein (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.37(a)	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.37(a) of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.37(b)	Form Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.37(b) of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.38(a)	Form of Common Stock Purchase Warrant of Helix TCS, Inc. (incorporated by reference to Exhibit 10.38(a) of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.38(b)	Form of Common Stock Purchase Warrant of Helix TCS, Inc. (incorporated by reference to Exhibit 10.38(b) of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.39	Form of Security Agreement, dated March 1, 2019, by and between Helix TCS, Inc., the subsidiaries of Helix TCS, Inc. and DiamondRock LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.40	Form of Subsidiary Guarantee, dated March 1, 2019 by each of the signatories thereto (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.41	Pledge Agreement, dated March 1, 2019, by Helix TCS, Inc. Helix TCS LLC and Engeni, LLC for the benefit of Rose Capital Fund I, LP (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.42	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2019).

10.43	Form of Management Consulting Services Agreement by and between the Company and Rose Management Group LLC (incorporated by reference to Exhibit 10.43 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 18, 2019).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

#	Management contract or compensatory plan.

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

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	May 15, 2019
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	May 15, 2019
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	May 15, 2019
Paul Hodges*

/s/ Patrick Vo	Director	May 15, 2019
Patrick Vo*

/s/ Terence Ferraro	Director	May 15, 2019
Terence Ferraro*

/s/ Andrew Schweibold	Director	May 15, 2019
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	May 15, 2019
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated May 15, 2019 and filed herewith.