Form 10-Q/A
period 2019-03-31
Helix TCS, Inc.
filed 2019-05-29
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Helix TCS, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2019 (the “Original Filing”). The Company is filing this Amendment No. 1 to reflect the correction of an error regarding the overstatement of operating expenses. This Amendment No. 1 only amends information in Part 1, Item 1 and Item 2. All other information and items as presented in the Original Filing and as included herein are unchanged. Except for the foregoing, this Amendment No. 1 does not amend, update or change any other information presented in the Original Filing. This Amendment No. 1 also includes updated information on the preceding cover page and this explanatory note.

i

 PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019 (Revised)	2018
ASSETS
Current assets:
Cash	$2,120,784	$285,761
Accounts receivable, net	1,186,224	1,184,923
Prepaid expenses and other current assets	315,143	409,800
Costs & earnings in excess of billings	20,167	42,869
Total current assets	3,642,318	1,923,353

Property and equipment, net	442,003	349,518
Intangible assets, net	17,456,150	18,604,078
Goodwill	39,913,559	39,913,559
Deposits and other assets	1,544,451	146,990
Total assets	$62,998,481	$60,937,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,088,832	$1,702,713
Advances from related parties	3,250	45,250
Billings in excess of costs	156,998	155,192
Deferred rent	-	2,937
Notes payable, current portion	24,805	24,805
Obligation pursuant to acquisition	75,000	201,667
Convertible notes payable, net of discount	1,180,604	187,177
Convertible notes payable, net of discount - related party	3,912,403	-
Due to related party	-	32,489
Contingent consideration	2,045,304	908,604
Warrant liability	5,986,781	896,171
Total current liabilities	15,473,977	4,157,005

Long-term liabilities
Notes payable, net of current portion	44,494	51,554
Other long-term liabilities	1,060,398	-
Total long-term liabilities	1,104,892	51,554

Total liabilities	16,578,869	4,208,559

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2019 and December 31, 2018	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of March 31, 2019 and December 31, 2018	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 74,410,397 shares issued and outstanding as of March 31, 2019; 72,660,825 shares issued and outstanding as of December 31, 2018	74,410	72,660
Additional paid-in capital	83,357,391	82,831,014
Accumulated other comprehensive income	22,238	17,991
Accumulated deficit	(37,049,211)	(26,207,510)
Total shareholders’ equity	46,419,612	56,728,939
Total liabilities and shareholders’ equity	$62,998,481	$60,937,498

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019 (Revised)	2018

Security and guarding	$1,204,711	$1,093,774
Systems installation	28,541	34,564
Software	2,137,855	-
Total revenues	$3,371,107	$1,128,338
Cost of revenue	1,925,219	790,705
Gross margin	1,445,888	337,633

Operating expenses:
Selling, general and administrative	936,878	347,880
Salaries and wages	1,251,577	866,320
Professional and legal fees	688,455	619,759
Depreciation and amortization	1,165,641	198,903
Loss on impairment of Goodwill	-	664,329
Total operating expenses	4,042,551	2,697,191

Loss from operations	(2,596,663)	(2,359,558)

Other (expense) income:
Change in fair value of convertible note	(987,963)	577,016
Change in fair value of convertible note - related party	(3,524,009)	118,506
Change in fair value of warrant liability	(1,632,956)	976,679
Change in fair value of contingent consideration	(1,136,700)	-
Loss on issuance of warrants	(787,209)	-
Gain on reduction of obligation pursuant to acquisition	-	266,613
Interest expense	(176,201)	(17,933)
Other (expense) income	(8,245,038)	1,920,881

Net loss	$(10,841,701)	$(438,677)

Other comprehensive income:
Changes in foreign currency translation adjustment	4,247	-
Total other comprehensive income	4,247	-
Total comprehensive loss	(10,837,454)	(438,677)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(14,998,505)

Net loss attributable to common shareholders	$(10,837,454)	$(15,437,182)

Net loss per share attributable to common shareholders:
Basic	$(0.15)	$(0.53)
Diluted	$(0.15)	$(0.53)

Weighted average common shares outstanding:
Basic	73,163,893	29,076,641
Diluted	73,163,893	29,076,641

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	1000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939

Issuance of common stock per stock subscription agreements	1,255,222	1,255								1,255

Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937

Issuance of common stock to employees under Stock Incentive Plan	250,000	250					319,750			320,000

Issuance of common stock resulting from inducement of consulting agreement	20,000	20					27,380			27,400

Grant of an option to purchase common stock							56,667			56,667

Issuance of common stock resulting from exercise of stock options	6,082	6					4,799			4,805

Issuance of common stock resulting from cashless exercise of stock options	62,847	63								63

Foreign currency translation								4,247		4,247

Net loss									(10,841,701)	(10,841,701)

Balance at March 31, 2019 (Revised)	74,410,397	$74,410	1,000,000	$1,000	13,784,201	$13,784	$83,357,391	$22,238	$(37,049,211)	$46,419,612

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							14,998,505		14,998,505

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(14,998,505)		(14,998,505)

Issuance of common stock per stock subscription agreement	722,222	722					649,278		650,000

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794		175,000

Issuance of restricted common stock	15,000	15					29,950		29,965

Issuance of common stock to employees under Stock Incentive Plan	142,850	143					422,871		423,014

Reduction in Additional Paid-In Capital due to acquisition settlement agreement							(90,318)		(90,318)

Net loss								(438,677)	(438,677)

Balance at March 31, 2018	29,857,448	$29,857	1,000,000	$1,000	13,784,201	$13,784	$19,927,689	$(18,680,385)	$1,291,945

 See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019 (Revised)	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,841,701)	$(438,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165,641	198,903
Amortization of debt discounts	128,794	-
Loss on issuance of warrants	787,209
Provision for doubtful accounts	69,896	-
Share-based compensation expense	408,935	452,979
Change in fair value of convertible notes, net of discount	987,963	(402,016)
Change in fair value of warrant liability	1,632,956	(976,679)
Change in fair value of convertible notes, net of discount - related party	3,524,009	(118,506)
Change in fair value of contingent consideration	1,136,700	-
Loss on impairment of goodwill	-	664,329
Gain on reduction of obligation pursuant to acquisition	-	(266,613)
Gain on reduction of contingent consideration	(100,000)	-
Change in operating assets and liabilities:
Accounts receivable	(73,040)	(63,595)
Prepaid expenses	99,205	-
Deposits	-	(14,729)
Due from related party	(32,489)	-
Costs in excess of billings	22,702	40,847
Accounts payable and accrued expenses	(139,956)	(119,442)
Deferred rent	(2,937)	(3,580)
Billings in excess of costs	1,806	33,407
Right of use assets and liabilities	48,432	-
Net cash used in operating activities	(1,175,875)	(1,013,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,195)	(84,144)
Payments for business combination, net of cash acquired	(26,667)	-
Payments for asset acquisition	-	(31,248)
Net cash used in investing activities	(35,862)	(115,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments pursuant to advances from related parties	(42,000)	(44,500)
Payments pursuant to notes payable	(7,060)	-
Payments pursuant to a promissory note	(280,000)	-
Proceeds from notes payable	-	33,248
Proceeds from the issuance of a promissory note	280,000	-
Proceeds from the issuance of convertible notes payable	1,925,000	-
Proceeds from the issuance of common stock	1,129,700	650,000
Net cash provided by financing activities	3,005,640	638,748

Effect of foreign exchange rate changes on cash	41,120	-

Net change in cash	1,835,023	(490,016)

Cash, beginning of period	285,761	868,554

Cash, end of period	$2,120,784	$378,538

Supplemental disclosure of cash and non-cash transactions:
Conversion of convertible note into common stock	$117,936	$-
Debt discount for warrant liability	$(1,542,001)	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,485,511	$-

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

2.	Revision of Financial Statements

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

Upon further review it was noted, the Company erroneously recorded the total stock compensation expense associated with the options on the date the options were granted. Compensation expense associated with these option grants will vest ratable over a three-year period beginning with the date of grant.

The following table summarizes the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	Revised
Condensed Consolidated Balance Sheet as of March 31, 2019
Additional paid-in capital	$84,937,724	$(1,580,333)	$83,357,391
Accumulated deficit	(38,629,544)	1,580,333	(37,049,211)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2019
Salaries and wages	$2,831,910	$(1,580,333)	$1,251,577
Total operating expenses	5,622,884	(1,580,333)	4,042,551
Loss from operations	(4,176,996)	1,580,333	(2,596,663)
Net loss	(12,422,034)	1,580,333	(10,841,701)
Total comprehensive loss	(12,417,787)	1,580,333	(10,837,454)
Net loss attributable to common shareholders	(12,417,787)	1,580,333	(10,837,454)
Net loss per share attributable to common shareholders:
Basic	$(0.17)	$0.02	$(0.15)
Diluted	$(0.17)	$0.02	$(0.15)

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

On March 15, 2018, the Company awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock at prices ranging from $1.90 to $2.09 per share. These options vested on June 28, 2018 and have expiration dates ranging from March 2023 to March 2028. In the Form 10-Q for the period ended March 31, 2019 filed on May 15, 2019, a revision relating to the options noted above was included in the Condensed Consolidated Balance Sheet as of March 31, 2018 and the Condensed Consolidation Statement of Operations for the three months ended March 31, 2018. Furthermore, it was determined the effect of the transaction noted above occurred during the three months ended June 30, 2018.

Therefore the revision of the Condensed Consolidated Balance Sheet as of March 31, 2018 and the Condensed Consolidation Statement of Operations for the three months ended March 31, 2018 in the Form 10-Q for the period ended March 31, 2019 was incorrect and the originally filed Condensed Consolidated Balance Sheet as of March 31, 2018 and the Condensed Consolidation Statement of Operations for the three months ended March 31, 2018 were correct and reflected accordingly in this filing.

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

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $1,500,000. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases. For additional information regarding the Company’s leases, see Note 20 in the notes to condensed consolidated financial statements.

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

16.	Stock Options (Revised)

On March 15, 2018 the Company awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock at prices ranging from $1.90 to $2.09 per share. These options vested on June 28, 2018 and have expiration dates ranging from March 2023 to March 2028 (see Note 2).

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

Stock option activity for the period ended March 31, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	8,729,463	$0.671	2.44
Granted	900,000	$2.317	8.14
Exercised	(68,929)	$0.359	1.48
Forfeited and expired	-
Outstanding at March 31, 2019	9,560,534	$0.828	2.96
Vested options at March 31, 2019	8,660,534	$0.667	2.42

17.	Warrant Liability

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

For the three months ended March 31, 2019 and 2018, the Company has a net operating loss carry forward of approximately $13,800,000 and $7,828,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under noncancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating leases
2019	$473,495
2020	420,291
2021	275,223
2022	198,144
2023	199,144
Thereafter	205,135
Total lease payments	$1,771,432

21.	Segment Results (Revised)

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended March 31,
	2019	2018

Security and guarding
Revenue	$1,204,711	$1,093,774
Cost of revenue	940,586	790,705
Gross profit	264,125	303,069
Total operating expenses	1,733,707	2,697,191
Loss from operations	(1,469,582)	(2,394,122)
Total other (expense) income	(8,244,950)	1,920,881
Total net loss	$(9,714,532)	$(473,241)

Systems installation
Revenue	$28,541	$34,564
Cost of revenue	161,758	-
Gross profit	(133,217)	34,564
Total operating expenses	32,631	-
Loss from operations	(165,848)	34,564
Total other expense	(80)	-
Total net (loss) income	$(165,928)	$34,564

Software
Revenue	$2,137,855	$-
Cost of revenue	822,875	-
Gross profit	1,314,980	-
Total operating expenses	2,276,213	-
Loss from operations	(961,233)	-
Total other expense	(8)	-
Total net loss	$(961,241)	$-

22.	Subsequent Events

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

	For the Three Months Ended March 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,371,107	$1,128,338	$2,242,769	199%
Cost of revenue	1,925,219	790,705	1,134,514	143%
Gross margin	1,445,888	337,633	1,108,225	328%

Operating expenses	4,042,551	2,697,191	1,345,360	50%

Loss from operations	(2,596,663)	(2,359,558)	(237,105)	10%

Other (expenses) income, net	(8,245,038)	1,920,881	(10,165,919)	-529%

Net loss	$(10,841,701)	$(438,677)	$(10,403,024)	2371%

Changes in foreign currency translation adjustment	$4,247	$-	$4,247	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(14,998,505)	14,998,505	-100%

Net loss attributable to common shareholders	$(10,837,454)	$(15,437,182)	$4,599,728	-30%

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

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2019 and 2018 were $4,042,551 and $2,697,191, respectively. The overall $1,345,360 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $588,998

●	Salaries and wages – $385,257

●	Professional and legal fees – $68,696

●	Depreciation and amortization – $966,738

The $588,998 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $385,257 increase in salaries and wages resulted from a significant increase in headcount, including BioTrack and Engeni personnel. The $68,696 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $966,738 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrack and Engeni acquisitions.

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

Net loss

For the foregoing reasons, we had a net loss of $10,841,701 for the three months ended March 31, 2019, or $0.15 net loss per common share – basic and diluted, compared to a net loss of $438,677 for the three months ended March 31, 2018, or $0.02 net loss per common share – basic and diluted.

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

For the foregoing reasons, we had a net loss attributable to common shareholders of $10,837,454 for the three months ended March 31, 2019, or $0.15 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $15,437,182 for the three months ended March 31, 2018, or $0.53 net loss per share attributable to common shareholders – basic and diluted.

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

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2019 was $(1,175,875). This included a net loss of $10,841,701, non-cash charge related to depreciation and amortization of $1,165,641, non-cash charge related to amortization of debt discounts of $128,794,  non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful account $69,896, non-cash charge related to share-based compensation of $408,935, non-cash losses due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability, fair value of contingent consideration of $987,963, $3,524,009, $1,632,956 and $1,136,700, non-cash gain on reduction of contingent consideration of $(100,000), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $76,277. Net cash used in operating activities for the three months ended March 31, 2018 was $(1,013,372). This included a net loss of $(438,677), non-cash charge related to depreciation and amortization of $198,903, non-cash charge related to share-based compensation of $452,979, non-cash gains due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(402,016), $(976,679), and $(118,506), respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $(266,613), and changes in accounts receivable, deposits, costs in excess of billings, deferred rent, billings in excess of costs, and accounts payable and accrued expenses of $(127,092).

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

Date: May 29, 2019	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2019	By:	/s/ Scott Ogur
Scott Ogur
Chief Financial Officer (Principal Financial Officer)