Form 10-Q
period 2019-06-30
Helix TCS, Inc.
filed 2019-08-14
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 14, 2019, the registrant had 75,747,718 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$800,015	$285,761
Accounts receivable, net	1,640,996	1,184,923
Prepaid expenses and other current assets	540,342	409,800
Costs & earnings in excess of billings	12,017	42,869
Total current assets	2,993,370	1,923,353

Property and equipment, net	545,818	349,518
Intangible assets, net	16,312,706	18,604,078
Goodwill	40,735,366	39,913,559
Deposits and other assets	1,413,493	146,990
Promissory note receivable	75,000	-
Total assets	$62,075,753	$60,937,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,463,136	$1,702,713
Advances from related parties	-	45,250
Billings in excess of costs	126,862	155,192
Deferred rent	-	2,937
Notes payable, current portion	24,805	24,805
Obligation pursuant to acquisition	75,000	201,667
Convertible notes payable, net of discount	423,700	187,177
Convertible notes payable, net of discount - related party	1,395,623	-
Due to related party	-	32,489
Contingent consideration	-	908,604
Warrant liability	2,199,266	896,171
Total current liabilities	6,708,392	4,157,005

Long-term liabilities:
Notes payable, net of current portion	40,232	51,554
Other long-term liabilities	962,716	-
Total long-term liabilities	1,002,948	51,554

Total liabilities	7,711,340	4,208,559

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of June 30, 2019 and December 31, 2018	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of June 30, 2019 and December 31, 2018	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 75,747,718 shares issued and outstanding as of June 30, 2019; 72,660,825 shares issued and outstanding as of December 31, 2018	75,748	72,660
Additional paid-in capital	86,489,136	82,831,014
Accumulated other comprehensive income	21,648	17,991
Accumulated deficit	(32,236,903)	(26,207,510)
Total shareholders’ equity	54,364,413	56,728,939
Total liabilities and shareholders’ equity	$62,075,753	$60,937,498

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Security and guarding	$1,347,529	$1,197,201	$2,552,240	$2,290,975
Systems installation	174,067	100,699	202,608	135,263
Software	2,377,277	576,142	4,515,132	576,142
Total revenues	$3,898,873	$1,874,042	$7,269,980	$3,002,380
Cost of revenue	1,996,699	1,560,387	3,921,918	2,351,092
Gross margin	1,902,174	313,655	3,348,062	651,288

Operating expenses:
Selling, general and administrative	1,170,491	527,999	2,107,369	875,879
Salaries and wages	1,214,969	1,216,082	2,466,546	2,082,402
Professional and legal fees	792,101	268,795	1,480,556	888,554
Depreciation and amortization	1,190,336	864,375	2,355,977	1,063,278
Loss on impairment of Goodwill	-	-	-	664,329
Total operating expenses	4,367,897	2,877,251	8,410,448	5,574,442

Loss from operations	(2,465,723)	(2,563,596)	(5,062,386)	(4,923,154)

Other income (expenses):
Change in fair value of convertible note	845,622	120,630	(142,341)	697,646
Change in fair value of convertible note - related party	2,818,739	-	(705,270)	118,506
Change in fair value of warrant liability	3,871,101	321,161	2,238,145	1,297,840
Change in fair value of contingent consideration	256,650	-	(880,050)	-
Loss on issuance of warrants	-	-	(787,209)	-
Gain on reduction of obligation pursuant to acquisition	-	290,441	-	557,054
Interest (expense) income	(514,081)	3,016	(690,282)	(14,917)
Other income (expenses)	7,278,031	735,248	(967,007)	2,656,129

Net income (loss)	$4,812,308	$(1,828,348)	$(6,029,393)	$(2,267,025)

Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(590)	-	3,657	-
Total other comprehensive (loss) income	(590)	-	3,657	-
Total comprehensive income (loss)	4,811,718	(1,828,348)	(6,025,736)	(2,267,025)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(7,203,689)	-	(22,202,194)

Net income (loss) attributable to common shareholders	$4,811,718	$(9,032,037)	$(6,025,736)	$(24,469,219)

Net income (loss) per share attributable to common shareholders:
Basic	$0.06	$(0.21)	$(0.08)	$(0.68)
Diluted	$(0.03)	$(0.21)	$(0.08)	$(0.68)

Weighted average common shares outstanding:
Basic	75,470,238	42,673,528	74,324,689	35,907,118
Diluted	81,236,678	42,673,528	74,324,689	35,907,118

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2019	74,410,397	$74,410	1,000,000	$1,000	13,784,201	$13,784	$83,357,328	$22,238	$(37,049,211)	$46,419,549

Issuance of common stock per stock investment unit agreements	166,667	167					66,247			66,414

Share-based compensation expense							485,333			485,333

Issuance of common stock resulting from exercise of stock options	72,562	73					21,735			21,808

Issuance of common stock resulting from cashless exercise of stock options	47,084	47					(47)			-

Restricted common stock issued as part of Tan Security acquisition	250,000	250					709,750			710,000

Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654

Issuance of common stock resulting from convertible note PIK interest (paid)	67,708	68					60,869			60,937

Foreign currency translation								(590)		(590)

Net income									4,812,308	4,812,308

Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	$21,648	$(32,236,903)	$54,364,413

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	29,857,448	$29,857	1,000,000	$1,000	13,784,201	$13,784	$19,927,689	$(18,680,385)	$1,291,945

Beneficial conversion feature of Series B convertible preferred stock							7,203,689		7,203,689

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(7,203,689)		(7,203,689)

Issuance of common stock per stock subscription agreements	744,444	745					669,254		669,999

Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(210,522)		(210,522)

Restricted common stock issued as part of BioTrackTHC acquisition	38,184,985	38,185					57,513,848		57,552,033

Share-based compensation expense	133,900	134					223,640		223,774

Issuance of warrants pursuant to consulting agreement							943,000		943,000

Issuance of common stock resulting from exercise of stock options	212,633	213							213

Net loss								(1,828,348)	(1,828,348)

Balance at June 30, 2018	69,133,410	$69,134	1,000,000	$1,000	13,784,201	$13,784	$79,066,909	$(20,508,733)	$58,642,094

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939

Issuance of common stock per investment unit agreements	1,421,889	1,422					66,247			67,669

Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937

Share-based compensation expense	270,000	270					889,130			889,400

Issuance of common stock resulting from exercise of stock options	78,644	79					26,534			26,613

Issuance of common stock resulting from cashless exercise of stock options	109,931	110					(110)			-

Restricted common stock issued as part of Tan Security acquisition	250,000	250					709,750			710,000

Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654

Issuance of common stock resulting from convertible note PIK interest (paid)	67,708	68					60,869			60,937

Foreign currency translation								3,657		3,657

Net loss									(6,029,393)	(6,029,393)

Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	$21,648	$(32,236,903)	$54,364,413

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$(18,241,708)	$542,961

Beneficial conversion feature of Series B convertible preferred stock							22,202,194		22,202,194

Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,202,194)		(22,202,194)

Issuance of common stock per stock subscription agreements	1,466,666	1,467					1,318,532		1,319,999

Issuance of common stock resulting from convertible note conversion	205,974	206					174,794		175,000

Share-based compensation expense	291,750	292					676,461		676,753

Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(300,840)		(300,840)

Restricted common stock issued as part of BioTrackTHC acquisition	38,184,985	38,185					57,513,848		57,552,033

Issuance of warrants pursuant to consulting agreement							943,000		943,000

Issuance of common stock resulting from exercise of stock options	212,633	213							213

Net loss								(2,267,025)	(2,267,025)

Balance at June 30, 2018	69,133,410	$69,134	1,000,000	$1,000	13,784,201	$13,784	$79,066,909	$(20,508,733)	$58,642,094

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,029,393)	$(2,267,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,355,977	1,063,278
Accretion of debt discounts	519,472	-
Loss on issuance of warrants	787,209	-
Provision for doubtful accounts	104,288	-
Share-based compensation expense	889,400	1,619,753
Change in fair value of convertible notes, net of discount	142,341	(522,646)
Change in fair value of obligation to issue warrants	(2,238,145)	(1,297,840)
Change in fair value of convertible notes, net of discount - related party	705,270	(118,506)
Change in fair value of contingent consideration	880,050	-
Loss on impairment of goodwill	-	664,329
Gain on reduction of obligation pursuant to acquisition	-	(557,054)
Gain on reduction of contingent consideration	(100,000)	-
Change in operating assets and liabilities:
Accounts receivable	(563,744)	(353,355)
Prepaid expenses	(134,876)	-
Deposits	26,743	(50,069)
Due from related party	(32,489)	-
Costs in excess of billings	30,852	31,570
Accounts payable and accrued expenses	718,162	128,645
Deferred rent	(2,937)	(6,077)
Billings in excess of costs	(28,330)	41,384
Right of use assets and liabilities	80,296	-
Net cash used in operating activities	(1,889,854)	(1,623,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(505,904)	(484,838)
Purchase of domain names	(17,383)	-
Payments for business combination, net of cash acquired	(123,727)	448,697
Payments for asset acquisition	-	(58,730)
Net cash used in investing activities	(647,014)	(94,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for related parties	-	(59,500)
Advance for note receivable	(75,000)	-
Payments pursuant to advances from related parties	(45,250)	-
Payments pursuant to notes payable	(11,322)	-
Payments pursuant to a promissory note	(280,000)	-
Proceeds from notes payable	-	33,745
Proceeds from the issuance of a promissory note	280,000	-
Proceeds from the issuance of convertible notes payable	1,925,000	-
Proceeds from the issuance of common stock	1,306,313	1,320,212
Net cash provided by financing activities	3,099,741	1,294,457

Effect of foreign exchange rate changes on cash	(48,619)	-

Net change in cash	514,254	(424,027)

Cash, beginning of period	285,761	868,554

Cash, end of period	$800,015	$444,527

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$40,625	$-
Conversion of convertible note into common stock	$117,937	$175,000
Debt discount for warrant liability	$(1,542,000)	$-
Equity issued pursuant to asset acquisition	$710,000	$57,552,033
Security Grade acquisition consideration settlement	$-	$(300,840)
Cash payable pursuant to acquisition	$75,000	$-
PIK interest payment of common stock	$60,937	$-
Common stock issued pursuant to consideration as part of acquisition	$1,788,654	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,485,511	$-

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

On the Engeni Closing Date, in connection with closing the Engeni Merger Agreement, the Company issued 366,700 shares of Company common stock to Engeni US members. Furthermore, the Company subsequently issued Engeni US members 733,300 shares of Company common stock on April 2, 2019.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc., a corporation incorporated under the laws of the state of Colorado operating under the tradename “Amercanex International Exchange” (“Amercanex”). Pursuant to the Amercanex Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into Amercanex, with Amercanex surviving the merger as a wholly-owned subsidiary of the Company. The Merger is expected to close during the third quarter of 2019.

On April 1, 2019 (“Tan Security Closing Date”), the Company entered into a Membership Interest and Stock Purchase Agreement (the “Tan Security Acquisition Agreement”) with Tan’s International Security and Tan’s International LLC (collectively, “Tan Security”). Pursuant to the Tan Security Acquisition Agreement, the Company purchased all membership interests and capital stock of Tan Security and collectively holds 100% of the interests of Tan Security (the “Tan Security Acquisition”).

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

At June 30, 2019, the Company had a working capital deficit of $3,715,022, as compared to a working capital deficit of $2,233,652 at December 31, 2018. The increase of $1,481,370 in the Company’s working capital deficit from December 31, 2018 to June 30, 2019 was primarily the result of a non-cash increase in the fair market value of the Company’s convertible notes payable, net of discount – related party and an increase in the warrant liability, partially offset by a decrease in contingent consideration.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado and California, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations for the next twelve months, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements through August 16, 2020. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2019 and beyond.

On May 31, 2019 the Company filed with the SEC a registration statement on Form S-1 under the Securities Act, with respect to the securities being offered. The Company is working with an investment bank to identify investors in anticipation of raising up to $5 million in new equity capital.

The Company plans to generate positive cash flow from its Colorado and California security operations, BioTrackTHC and Engeni software operations to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, BioTrackTHC (since June 1, 2018, Engeni US (since August 3, 2018), and Tan Security (since April 1, 2019).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Significant estimates made by management include, but are not limited to allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, equipment and intangible assets, valuation of convertible notes payable, contingencies, warrant liabilities, equity compensation and revenue recognition. Actual results could differ from estimates.

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of June 30, 2019 or December 31, 2018.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $77,046 and $76,156 at June 30, 2019 and December 31, 2018, respectively.

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

Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset

Accounting for Acquisitions

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

Operating Expenses

Operating expenses encompass selling general and administrative expenses, salaries and wages, professional and legal fees, depreciation and amortization, and loss on impairment of Goodwill. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Other Income (Expense), net

Other income (expense), net consisted of change in fair value of convertible note, change in fair value of convertible note – related party, change in fair value of contingent consideration, change in fair value of warrant liability, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition and interest (expense) income.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $178,219 and $34,963 for the three months ended June 30, 2019 and 2018, respectively, and $247,490 and $61,737 for the six months ended June 30, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of consolidated net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income (loss) were not tax-effected as investments in international affiliates are deemed to be permanent.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of June 30, 2019 and December 31, 2018. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Warrant liabilities

The fair value of the Company’s warrant liabilities approximated the carrying value as of June 30, 2019 and December 31, 2018. Factors that the Company considered when estimating the fair value of its warrants included market conditions and the term of the warrants. The level of the warrant liabilities would be considered as Level 3.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash, accounts receivable, prepaid expenses and other current assets, deposits and other assets, accounts payable and accrued liabilities, advances from related parties and obligation pursuant to acquisition approximate their fair value due to the short-term maturity of those items.

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method.

For the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018, potential common shares includable in the computation of fully-diluted per share results are not presented in the condensed consolidated financial statements as their effect would be anti-dilutive. For the three months ended June 30, 2019, dilutive earnings per share are calculated by dividing net income attributable to common shareholders less the change in fair value of warrant liability, the change in fair value of convertible notes, interest expense on convertible notes, and the debt discount amortized on convertible notes. The calculation of diluted EPS excludes 24,571,582 shares for securities which have been deemed to be anti-dilutive.

Earnings per share for the three and six months ended June 30, 2019 and 2018 were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income attributable to common shareholders	$4,811,718	$(9,032,037)	$(6,025,736)	$(24,469,219)
Effect of dilutive instruments on net loss	(7,024,580)	-	-	-
Net income (loss) attributable to common shareholders - diluted	$(2,212,862)	$(9,032,037)	$(6,025,736)	$(24,469,219)

Denominator
Weighted average shares of common stock outstanding - basic	75,470,238	42,673,528	74,324,689	35,907,118

Dilutive effect of warrants and convertible securities	5,766,440	-	-	-

Weighted average shares of common stock outstanding - diluted	81,236,678	42,673,528	74,324,689	35,907,118

Net income (loss) per share
Basic	$0.06	$(0.21)	$(0.08)	$(0.68)
Diluted	$(0.03)	$(0.21)	$(0.08)	$(0.68)

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Potentially dilutive securities:
Convertible notes payable	-	135,634	2,704,577	135,634
Convertible Preferred A Stock	1,000,000	1,000,000	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201	13,784,201	13,784,201
Warrants	-	3,307,073	4,925,558	3,307,073
Stock options	9,787,381	8,704,345	9,787,381	8,704,345

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

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $1,500,000. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases. For additional information regarding the Company’s leases, see Note 18 in the notes to condensed consolidated financial statements.

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

4.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Types of Revenues:
Security and Guarding	$1,347,529	$1,197,201	$2,552,240	$2,290,975
Systems Installation	174,067	100,699	202,608	135,263
Software	2,377,277	576,142	4,515,132	576,142
Total revenues	$3,898,873	$1,874,042	$7,269,980	$3,002,380

The following is a description of the principal activities from which we generate our revenue.

Security and Guarding Revenue

Helix provides armed and unarmed guards, monitoring of security alarms and cameras, as well as armed transportation services. The guards are charged out at an hourly rate, as are the monitoring services, with invoices typically sent to clients shortly after each month-end for the previous month, with revenue being recognized over time. The customer simultaneously receives and consumes benefits provided by the Helix performance. Transportation services are typically invoiced on a per-run basis, with revenue being recognized at a point in time once the service has been completed.

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at June 30, 2019 and December 31, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of June 30, 2019 and December 31, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending June 30, 2019 and 2018.

5.	Business Combinations

Security Grade Acquisition

On June 2, 2017 (the “Security Grade Closing Date”), the Company entered into a Membership Interest Purchase Agreement (the “Security Grade Acquisition Agreement”) in which the Company purchased all issued and outstanding units of Security Grade Protective Services, Ltd. (“Security Grade”), which consisted of 800,000 Class A Units and 200,000 Class B Units. On the Security Grade Closing Date, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the Security Grade Closing Date, no material customer identified in the Security Grade Acquisition Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the Security Grade Closing Date, on the 61st day following the Security Grade Closing Date, the Company shall issue an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Security Grade Acquisition Agreement within the first 60 days following the Security Grade Closing Date, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Security Grade Acquisition Agreement in the 180 days immediately preceding such termination. The Company subsequently issued the 207,427 Additional Stock Options on August 1, 2017 as well as a second cash payment of $800,000 pursuant to the original terms of the Security Grade Acquisition Agreement.

In the first quarter of 2018, the Company notified the selling members of Security Grade of their intent to exercise their right of setoff noted in the Security Grade Acquisition Agreement after discovering misrepresentations made by one of the selling members of Security Grade. The Company has settled with all of the six selling members. As of June 30, 2019 and December 31, 2018, the Company has a liability pursuant to the Security Grade Acquisition Agreement of $0 and $101,667, respectively, payable following the closing.

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

The Initial Stock Options are included as part of the purchase price. The Company determined the fair value of the contingent consideration to be $916,643 at June 2, 2017 and recorded it as a liability in its unaudited condensed consolidated balance sheet. The Company satisfied their contingent consideration liability during the third quarter of 2017. During the year ended December 31, 2018, the Company reached settlement agreements with all six selling members. As a result of these settlements, 79,486 options previously issued as part of the acquisition were cancelled (see Note 14).

BioTrackTHC Acquisition

On March 3, 2018, the Company and its wholly owned subsidiary, Merger Sub, entered into the Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC shareholders, pursuant to which Merger Sub merged with and into BioTrackTHC. On the BioTrackTHC Closing Date, the Company closed the Merger. In connection with closing the Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary. The Company also assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders will own 48% of the Company on a fully diluted basis at closing.

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

The Engeni Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined fair values of the assets acquired and liabilities assumed in the Engeni Merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

During the first quarter of 2019, it was determined Engeni SA did not reach financial breakeven and therefore the contingent consideration of $100,000 was deemed by the Company not to be payable and was reduced to zero. In accordance with ASC 805-30-35-1, the Company recognized the change in the fair value of contingent consideration subsequent to the acquisition date in general and administrative expenses. The Company’s allocation of the purchase price was calculated as follows:

As Adjusted
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

The Company determined the fair value of the contingent consideration to be $777,298 at August 3, 2018 and recorded it as a liability in its unaudited condensed consolidated balance sheets. On April 2, 2019, the Company satisfied their contingent consideration liability and issued 733,300 shares of the Company’s common stock to Engeni US members.

Tan’s International Security

On the Tan Security Closing Date, the Company entered into the Tan Security Acquisition Agreement. Pursuant to the Tan Security Acquisition Agreement, Helix purchased all membership interests and capital stock of Tan Security and collectively holds 100% of the interests of Tan Security. The purchase price of $100,000 in cash plus 250,000 shares of the Company’s restricted common stock will be paid to Rocky Tan as follows:

●	250,000 shares of Helix Stock at closing.

●	$25,000 at closing

●	$25,000 on the 4-month anniversary of the Tan Security Closing Date

●	$25,000 on the 8-month anniversary of the Tan Security Closing Date

●	$25,000 on the 12-month anniversary of the Tan Security Closing Date

The Tan Security Acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Tan Security Acquisition. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the Tan Security transaction to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the Tan Security Acquisition:

Base Price – Cash at closing	$25,000
Base Price – Deferred cash payment (including $25,000 to be made on the 4,8 and 12-month anniversaries of closing)	75,000
Base Price – Common Stock	710,000
Total Purchase Price	$810,000

Description	Fair Value
Assets acquired:
Cash	$2,940
Accounts receivable	7,635
Goodwill	821,807
Total assets acquired	$832,382
Liabilities assumed:
Accounts payable	$12,526
Other liabilities	9,856
Total liabilities assumed	22,382
Estimated fair value of net assets acquired	$810,000

The Company has not completed the assessment necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price for Tan Security. Accordingly, the type and value of the intangible assets amounts set forth above are preliminary. Once the valuation process is finalized for Tan Security, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and those changes could differ materially from what is presented above.

6.	Property and Equipment, Net

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and equipment	$139,782	$264,659
Software equipment	352,505	-
Vehicles	201,066	202,700
Total	693,353	467,359
Less: Accumulated depreciation	(147,535)	(117,841)
Property and equipment, net	$545,818	$349,518

Depreciation expense for the three months ended June 30, 2019 and 2018 was $29,509 and $32,893, respectively, and $47,222 and $35,893 for the six months ended June 30, 2019 and 2018, respectively.

7.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of June 30, 2019 and December 31, 2018:

			June 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(60,119)	$33,308
Trade names and trademarks	5 - 10	591,081	-	(149,063)	442,018
Web addresses	5	130,000	-	(82,511)	47,489
Customer list	5	11,459,027	-	(3,101,382)	8,357,645
Software	4.5	9,771,195	-	(2,356,189)	7,415,006
Domain Name	5	-	17,383	(143)	17,240
		$22,044,730	$17,383	$(5,749,407)	$16,312,706

			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination (1) (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(50,858)	$42,569
Trade names and trademarks	5 - 10	125,000	466,081	(91,554)	499,527
Web addresses	5	130,000	-	(69,625)	60,375
Customer list	5	3,154,578	8,304,449	(1,965,520)	9,493,507
Software	4.5	-	9,771,195	(1,263,095)	8,508,100
		$3,503,005	$18,541,725	$(3,440,652)	$18,604,078

(1)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 5)
(2)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,160,827 and $476,003 for the three months ended June 30, 2019 and 2018, respectively, and $2,308,755 and $645,579 for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the Company’s Goodwill as of June 30, 2019 and December 31, 2018:

Total Goodwill
Balance at December 31, 2017	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to BiotrackTHC acquisition	39,135,007
Goodwill attributable to Engeni acquisition	778,552
Balance at December 31, 2018	$39,913,559
Goodwill attributable to Tan Security acquisition	821,807
Balance at June 30, 2019	$40,735,366

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

8.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$140,289	$89,700
Estimated earnings	49,366	50,512
Cost and estimated earnings earned on uncompleted contracts	189,655	140,212
Billings to date	304,500	252,535
Billings in excess of costs on uncompleted contracts	(114,845)	(112,323)

Costs in excess of billings	$12,017	$42,869
Billings in excess of cost	(126,862)	(155,192)
	$(114,845)	$(112,323)

9.	Accounts Payable and Accrued Liabilities

As of June 30, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$857,610	$842,389
Accrued compensation and related expenses	56,332	33,869
Accrued expenses	1,138,368	826,455
Lease obligation - current	410,826	-
Total	$2,463,136	$1,702,713

10.	Convertible Note Payable

	June 30, 2019	December 31, 2018
Note Five, 5% interest, convertible promissory note, fixed secured, maturing November 16, 2019	$-	$187,177
Note Ten, 25% interest, convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	423,700	-
	423,700	187,177
Less: Current portion	(423,700)	(187,177)
Long-term portion	$-	$-

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

In November 2018, the Company amended Note Five (“Third Amendment”) with a second investor. The Third Amendment states that Note Five shall have a maturity of November 16, 2019. The principal amount as of the date of the Third Amendment was $115,136. During March 2019, the remaining principal of $112,305 was converted into 155,421 shares of common stock. The interest expense associated with Note Five was $0 and $5,839 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $7,878 for the six months ended June 30, 2019 and 2018, respectively.

On March 1, 2019, the Company entered into a $450,000 Secured Convertible Promissory Note (“Note Ten”) with a third investor. The third investor provided the Company with $450,000 in cash proceeds, which was received by the Company during the period ended June 30, 2019. Note Ten will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Ten is convertible at the election of the third investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Ten, the Company issued a warrant to the third investor to purchase 160,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2019, the fair value of Note Ten was $661,581. Accordingly, the Company recorded a change in fair value of ($845,622) and $211,581 related to Note Ten for the three and six months ended June 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the residual fair value of the warrants themselves at inception of Note Ten. Debt discounts amortized to interest expense were $88,718 and $117,966 for the three and six months ended June 30, 2019, respectively. The unamortized discount balance at June 30, 2019 was $237,881. On May 31, 2019, the Company issued 15,625 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062. Accrued interest expense associated with Note Ten was $9,247 as of June 30, 2019, which includes PIK interest payable.

11.	Related Party Transactions

Advances from Related Parties

The Company had a loan outstanding from a former Company executive. The loan balance was $0 and $45,250 as of June 30, 2019 and December 31, 2018, respectively.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (the “Amendment”) with the Related Party Holder. The Company and Holder desired to extend the maturity date of Note Eight to August 20, 2018 (the “Maturity Date”). Note Eight was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for the Amendment within 10 business days of the date of the Amendment. The principal amount of Note Eight will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on Note Eight shall be due and payable on the Maturity Date. All provisions related to conversion of Note Eight into equity securities of the Company were terminated as part of the Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $118,506 for the six months ended June 30, 2019 and 2018, respectively. The interest expense associated with Note Eight was $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $2,402 for the six months ended June 30, 2019 and 2018, respectively. Note Eight was paid in full on the Maturity Date.

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with a related party entity (the Second Related Party Holder”). A Managing Member of the Second Related Party Holder is also a Director of the Company. The Second Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended June 30, 2019. The additional $25,000 was retained by the fourth investor for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the fourth investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the fourth investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2019, the fair value of Note Nine was $2,205,270. Accordingly, the Company recorded a change in fair value of ($2,818,739) and $705,270 related to Note Nine for the three and six months ended June 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the residual fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $301,959 and $401,506 for the three and six months ended June 30, 2019, respectively. The unamortized discount balance at June 30, 2019 was $809,647. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. Accrued interest expense associated with Note Nine was $30,822 as of June 30, 2019, which includes PIK interest payable. As of June 30, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,395,623.

Warrants

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of June 30, 2019, the warrants granted are not exercisable.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of June 30, 2019, the fair value of the warrant liability was $471,346. Accordingly, the Company recorded a change in fair value of $(857,730) and $(714,807) during the three and six months ended June 30, 2019, respectively, which is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

12.	Notes Payable

Notes payable consisted of the following:

	June 30, 2019	December 31, 2018
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$58,910	$71,284
Loans Payable - Credit Union	6,127	5,075
Less: Current portion of loans payable	(24,805)	(24,805)
Long-term portion of loans payable	$40,232	$51,554

The interest expense associated with the notes payable was $890 and $720 for the three months ended June 30, 2019 and 2018, respectively, and $2,681 and $1,420 for the six months ended June 30, 2019 and 2018, respectively.

13.	Shareholders’ Equity

Common Stock

Subscription Agreements

The table below reflects shares of restricted common stock issued in relation to subscription agreements during the period ended June 30, 2018:

Date of Sale	Number of Shares Sold	Total Proceeds
February 2018	222,222	$200,000
March 2018	500,000	450,000
April 2018	500,000	450,000
May 2018	244,444	219,999
	1,466,666	$1,319,999

Other Common Stock Issuances

In June 2018, the Company issued 38,184,985 shares of common stock as part of the BioTrackTHC acquisition.

On June 7, 2018, two selling shareholders of Security Grade exercised their right to purchase 212,633 shares of the Company’s common stock.

In January 2019, the Company issued 20,000 shares of restricted common stock to a consultant per a consulting agreement and recorded shared based compensation expense of $27,400.

In March and June 2019, the Company issued 1,255,222 and 166,667 shares of common stock as part of investment unit purchase agreements (see Note 15).

In March and June 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 62,847 and 47,084 shares of common stock, respectively, for no cash proceeds.

In March and April 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 6,082 and 57,461 shares of common stock for total proceeds of $4,805 and $21,808, respectively.

In April 2019, the Company issued 250,000 shares of common stock as part of the Tan Security acquisition.

In April 2019, a selling shareholder of Security Grade exercised their right to purchase 15,101 shares of the Company’s common stock.

In April 2019, the Company issued 733,300 shares of common stock in satisfaction of the Engeni contingent consideration (see Note 5).

In May 2019, the Company issued 15,625 and 52,083 restricted shares of common stock as PIK interest payments in the amount of $14,062 and $46,875, respectively (see Notes 10 and 11).

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

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the period ended June 30, 2019:

Date of Issuance	Number of Shares Issued	Total Share Based Compensation
March 2019	250,000	$320,000
	250,000	$320,000

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the period ended June 30, 2018:

Date of Issuance	Number of Shares Issued	Total Share Based Compensation
January 2018	42,850	$173,014
March 2018	100,000	250,000
May 2018	133,900	223,774
	276,750	$646,788

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

Series B convertible preferred stock

Series B Preferred Stock Purchase Agreement

On May 17, 2017, the Company sold to accredited investors an aggregate of 5,781,426 Series B Preferred Shares for gross proceeds of $1,875,000 and converted a $500,000 Unsecured Convertible Promissory Note into 1,536,658 Series B Preferred Shares. This tranche of Series B Preferred Shares are convertible into 7,318,084 shares of common stock based on the current conversion price, at a purchase price of $0.325 per share. Net proceeds were approximately $1,772,500 after legal and placement agent fees listed below and the satisfaction of the promissory notes discussed in Note 11.

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

The table below reflects the shares issued under the Series B Preferred Purchase Agreement of the initial tranche, Second Series B Purchase Agreement and the various issuances under the Third Series B Purchase Agreement during the year-ended December 31, 2017:

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

Conversion:

Each Series B Preferred Share is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Original Issue Price ($0.3253815) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 13,784,201 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of Series B Preferred Stock is convertible into shares of common stock, at any time at the option of the holder at any time on or after May 12, 2018. On May 17, 2017, the date of issuances of the Series B, the publicly traded common stock price was $3.98.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value at the date of issuances for the Series B preferred shares is scheduled below. For the three and six months ended June 30, 2018, the beneficial conversion amount of $14,998,505 and $22,202,194, respectively was accreted back to the preferred stock as a deemed dividend and charged to additional paid in capital in the absence of earning as the beneficial conversion feature is amortized over time through the earliest conversion date, May 12, 2018. Provided below is a schedule of the issuances of Series B preferred shares and the amount accredited to deemed dividend at June 30, 2018. As of June 30, 2019 and 2018, the beneficial conversion feature was fully amortized.

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

14.	Stock Options

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

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of certain settlements with the selling shareholder, as of June 30, 2018, 70,151 options previously issued as part of the acquisition were cancelled. Subsequently, as of December 31, 2018, the remaining settlements with the selling shareholders were settled and a total of 79,486 options previously issued as part of the acquisition were cancelled.

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

On May 2, 2019, the Company awarded an investor an option to purchase a total of 125,000 shares of the Company’s common stock at an exercise price of $2.03 per share. 62,500 of the options shall vest immediately and 62,500 of the options shall vest on August 2, 2019 provided the marketing agreement between the Company and grantee has not been terminated. These options shall expire on May 1, 2024.

In May and June 2019, the Company awarded five employees, an option to purchase a total of 50,000, 40,000, 50,000, 50,000, and 30,000 shares of the Company’s common stock at prices ranging from $1.05 to $2.03 per share. These options shall vest over a period ranging from September 2019 to June 2020 and have expiration dates ranging from May 2024 to June 2024.

Stock option activity for the period ended June 30, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	8,730,956	$0.671	2.44
Granted	1,245,000	$2.106	7.06
Exercised	(188,575)	$0.261	1.08
Forfeited and expired
Outstanding at June 30, 2019	9,787,381	$0.862	2.98
Vested options at June 30, 2019	8,900,021	$0.749	2.13

15.	Warrant Liability

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $355,847 while as of June 30, 2019, the fair value of the warrant liability was $141,404. Accordingly, the Company recorded a change in fair value of the warrant liability of $(257,320) and $(214,443) related to Note Ten for the three and six months ended June 30, 2019, respectively.

On January 10, 2019, the Company entered into an Investment Unit Purchase Agreement (the “First Investment Agreement”) to issue and sell investment units to an investor, in which the investment units consist of one share of the common stock of the Company, and a warrant exercisable for one half share of common stock of the Company at an Exercise Price of $1.25 per share for cash at a price per investment unit of $0.90.

On March 5, 2019, the Company sold an aggregate of 1,255,222 units of the Company’s securities to an investor at a purchase price of $0.90 per unit for total proceeds of $1,129,700. In connection with the First Investment Agreement, the investor is entitled to purchase from the Company, at the Exercise Price, at any time on or after 90 days from the issuance date, 627,611 shares of the Company’s common stock (the “March Warrant Shares”).

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

The fair value of the March Warrant Shares at issuance on January 10, 2019 is in excess of the proceeds received, the warrant liability is required to be recorded at fair value with the excess of the fair value over the proceeds received recognized as a loss in earnings. The gross proceeds from the 1,255,222 investment units at $0.90 was $1,129,700.  The fair value of the March Warrant Shares at issuance was $1,717,506. The amount to be recognized as a loss in earnings is calculated as follows:

Proceeds from January investment units	$1,129,700
Par value of common stock issues	$(1,255)
Fair value of warrants	$(1,717,506)
Loss on issuance of warrants (January 10, 2019 issuance)	$(589,061)
Loss on issuance of warrants (March 11, 2019 issuance)	$(198,148)
Total loss on issuance of warrants	$(787,209)

As of June 30, 2019, the fair value of the warrant liability was $538,847 and the Company recorded a change in fair value of the warrant liability of $(1,046,606) and $(1,178,659) for the three and six months ended June 30, 2019, respectively.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time six months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, March 11, 2019, the fair value of the warrant liability was $198,148 while as of June 30, 2019, the fair value of the warrant liability was $82,162. Accordingly, the Company recorded a change in fair value of the warrant liability of $(168,380) and $(115,986) related to the warrants for the three and six months ended June 30, 2019, respectively.

On June 14, 2019, the Company entered into another Investment Unit Purchase Agreement (the “Second Investment Agreement”) to issue and sell investment units to an investor (the “investor”), in which the investment units consist of one share of the common stock of the Company, and a warrant exercisable for one half share of common stock of the Company at an exercise price of $1.25 per share for cash at a price per investment unit of $0.90.

On June 24, 2019, the Company sold an aggregate of 166,667 units of the Company’s securities to an investor at a purchase price of $0.90 per unit for total proceeds of $150,000. In connection with the Second Investment Agreement, the investor is entitled to purchase from the Company, at the exercise price, at any time on or after 90 days from the issuance date, 83,333 shares of the Company’s common stock (the “June Warrant Shares”).

The gross proceeds from the 166,667 investment units at $0.90 was $150,000.  The fair value of the June Warrant Shares at issuance was $83,586 while as of June 30, 2019, the fair value of the warrant liability was $73,073. Accordingly, the Company recorded a change in fair value of the warrant liability of ($10,513) related to the warrants for the three and six months ended June 30, 2019.

A summary of warrant activity is as follows:

For the Six Months Ended June 30, 2019
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,418,184	$0.23

Warrants granted	1,507,374	$1.23

Balance at June 30, 2019	4,925,558	$0.55

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of June 30, 2019	As of December 31, 2018
Fair value of company’s common stock	$1.06	$0.90
Dividend yield	0%	0%
Expected volatility	135% - 140%	175.0%
Risk Free interest rate	1.72% - 2.56%	2.49%
Expected life (years)	3.19	1.65
Fair value of financial instruments - warrants	$2,199,266	$896,171

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2019	$896,171

Fair value of warrants issued	3,541,240

Change in fair value of liability to issue warrants	(2,238,145)

Balance as of June 30, 2019	$2,199,266

Amount
Balance as of April 1, 2019	$5,986,781

Fair value of warrants issued	83,586

Change in fair value of liability to issue warrants	(3,871,101)

Balance as of June 30, 2019	$2,199,266

16.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 1,735,000 and 490,000 shares of common stock and 764,945 and 514,945 shares of common stock were granted as of June 30, 2019 and December 31, 2018, respectively.

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

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Notes 1 and 5).

17.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the six months ended June 30, 2019 and 2018 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the six months ended June 30, 2019 and 2018, the Company has a net operating loss carry forward of approximately $15,098,000 and $8,365,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Activity related to the Company’s leases was as follows:

Six Months Ended June 30, 2019
Operating lease expense	$297,566
Cash paid for amounts included in the measurement of operating lease liabilities	$150,696
ROU assets obtained in exchange for operating lease obligations	$1,499,752

 The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2019
Other assets	$1,293,245

Accounts payable and accrued liabilities	$410,826
Other long-term liabilities	962,716
Total lease liabilities	$1,373,542

Weighted average remaining lease term (in years)	3.05
Weighted average discount rate	6.00%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2019, for the following five fiscal years and thereafter were as follows:

As of June 30, 2019
2019 - Remaining	238,684
2020	393,413
2021	248,223
2022	195,144
2023	200,944
Thereafter	205,434
Total future minimum lease payments	$1,481,842
Less imputed interest	(108,300)
Total	$1,373,542

As of June 30, 2019, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under noncancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating leases
2019	$473,495
2020	420,291
2021	275,223
2022	198,144
2023	199,144
Thereafter	205,135
Total lease payments	$1,771,432

19.	Segment Results

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Security and guarding
Revenue	$1,347,529	$1,197,201	$2,552,240	$2,290,975
Cost of revenue	797,944	1,273,693	1,738,530	2,064,398
Gross margin	549,585	(76,492)	813,710	226,577
Total operating expenses	1,903,371	2,455,685	3,637,078	5,152,876
Loss from operations	(1,353,786)	(2,532,177)	(2,823,368)	(4,926,299)
Total other income (expense)	7,265,540	735,239	(979,410)	2,656,120
Total net income (loss)	$5,911,754	$(1,796,938)	$(3,802,778)	$(2,270,179)

Systems installation
Revenue	$174,067	$100,699	$202,608	$135,263
Cost of revenue	337,852	-	499,610	-
Gross margin	(163,785)	100,699	(297,002)	135,263
Total operating expenses	154,822	-	187,453	-
Loss from operations	(318,607)	100,699	(484,455)	135,263
Total other income	513	-	433	-
Total net (loss) income	$(318,094)	$100,699	$(484,022)	$135,263

Software
Revenue	$2,377,277	$576,142	$4,515,132	$576,142
Cost of revenue	860,903	286,694	1,683,778	286,694
Gross margin	1,516,374	289,448	2,831,354	289,448
Total operating expenses	2,309,704	421,566	4,585,917	421,566
Loss from operations	(793,330)	(132,118)	(1,754,563)	(132,118)
Total other income	11,978	9	11,970	9
Total net loss	$(781,352)	$(132,109)	$(1,742,593)	$(132,109)

20.	Subsequent Events

On July 29, 2019, the Company entered into an unsecured promissory note in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% per annum and is due and payable upon the maturity date of January 29, 2020.

In August 2019, the Company paid $25,000 in cash as part of the original purchase price of Tan Security pursuant to the original terms of the Tan Security Acquisition Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on April 1, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have greatly enhanced our core operations with the acquisitions of Security Grade, BioTrackTHC, Engeni and Tan Security. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully-paid Google pay-per-click campaign, lead capture & lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s offshore software development platform, and is currently working on the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry. Tan Security, a licensed security company, provided the Company a platform with which to expand security operations in the state of California.

Results of Operations for the three months ended June 30, 2019 and 2018

The following table shows our results of operations for the three months ended June 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,898,873	$1,874,042	$2,024,831	108%
Cost of revenue	1,996,699	1,560,387	436,312	28%
Gross margin	1,902,174	313,655	1,588,519	506%

Operating expenses	4,367,897	2,877,251	1,490,646	52%

Loss from operations	(2,465,723)	(2,563,596)	97,873	-4%

Other income (expense), net	7,278,031	735,248	6,542,783	890%

Net income (loss)	$4,812,308	$(1,828,348)	$6,640,646	-363%

Changes in foreign currency translation adjustment	$(590)	$-	$(590)	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(7,203,689)	7,203,689	-100%

Net income (loss) attributable to common shareholders	$4,811,718	$(9,032,037)	$13,843,755	-153%

Revenue

Total revenue for the three-month period ended June 30, 2019 was $3,898,873, which represented an increase of $2,024,831 compared to total revenue of $1,874,042 for the three months ended June 30, 2018. The increase primarily resulted from additional revenue resulting from the BioTrackTHC acquisition and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 and 2018 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $436,312 for the three months ended June 30, 2019, to $1,996,699 as compared to $1,560,387 for the three months ended June 30, 2018. The increase primarily resulted from the acquisition of BioTrackTHC and a substantial increase in the number of clients serviced by Helix security, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended June 30, 2019 and 2018 were $4,367,897 and $2,877,251, respectively. The overall $1,490,646 increase in operating expenses was attributable to the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $642,492

●	Salaries and wages – $(1,113)

●	Professional and legal fees – $523,306

●	Depreciation and amortization – $325,961

The $642,492 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $1,113 decrease in salaries and wages resulted from a decrease in stock compensation expense. The $523,306 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $325,961 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC and Engeni acquisitions.

Other Income (Expense), net

Other income (expense), net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income (expense), net during the three months ended June 30, 2019 and 2018 was $7,278,031 and $735,248, respectively. The $6,542,783 increase in other income (expense), net was primarily attributable to a gain on the change in fair value of convertible notes of $845,622, gain on the change in fair value of convertible notes – related party of $2,818,739, gain on the change in fair value of warrant liability of $3,871,101, partially offset by interest expense of $514,081 during the three months ended June 30, 2019.

Net income (loss)

For the foregoing reasons, we had net income of $4,812,308 for the three months ended June 30, 2019, or $0.06 per basic share, compared to a net loss of $1,828,348 for the three months ended June 30, 2018, or $0.04 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the three months ended June 30, 2019 compared to $7,203,689 for the three months ended June 30, 2018.

Net income (loss) Attributable to common shareholders

For the foregoing reasons, we had a net gain attributable to common shareholders of $4,811,718 for the three months ended June 30, 2019, or $.06 per basic share attributable to common shareholders, compared to net loss attributable to common shareholders of $9,032,037 for the three months ended June 30, 2018, or $0.21 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the six months ended June 30, 2019 and 2018

The following table shows our results of operations for the six months ended June 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$7,269,980	$3,002,380	$4,267,600	142%
Cost of revenue	3,921,918	2,351,092	1,570,826	67%
Gross margin	3,348,062	651,288	2,696,774	414%

Operating expenses	8,410,448	5,574,442	2,836,006	51%

Loss from operations	(5,062,386)	(4,923,154)	(139,232)	3%

Other income (expense), net	(967,007)	2,656,129	(3,623,136)	-136%

Net loss	$(6,029,393)	$(2,267,025)	$(3,762,368)	166%

Changes in foreign currency translation adjustment	$3,657	$-	$3,657	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(22,202,194)	22,202,194	-100%

Net loss attributable to common shareholders	$(6,025,736)	$(24,469,219)	$18,443,483	-75%

Revenue

Total revenue for the six-month period ended June 30, 2019 was $7,269,980, which represented an increase of $4,267,600 compared to total revenue of $3,002,380 for the six months ended June 30, 2018. The increase primarily resulted from additional revenue resulting from the BioTrackTHC acquisition and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2019 and 2018 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $1,570,826 for the six months ended June 30, 2019, to $3,921,918 as compared to $2,351,092 for the six months ended June 30, 2018. The increase primarily resulted from the acquisition of BioTrackTHC and a substantial increase in the number of clients serviced by Helix security, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the six months ended June 30, 2019 and 2018 were $8,410,448 and $5,574,442, respectively. The overall $2,836,006 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $1,231,490

●	Salaries and wages – $384,144

●	Professional and legal fees – $592,002

●	Depreciation and amortization – $1,292,699

The $1,231,490 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $384,144 increase in salaries and wages resulted from a significant increase in headcount, including BioTrackTHC and Engeni personnel. The $592,002 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $1,292,699 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC and Engeni acquisitions.

Other Income (Expense), net

Other income (expense), net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income (expense), net during the six months ended June 30, 2019 and 2018 was ($967,007) and $2,656,129, respectively. The $3,623,136 decrease in other income (expense), net was primarily attributable to a loss on the change in fair value of convertible notes of $142,341, loss on the change in fair value of convertible notes – related party of $705,270, loss on the change in fair value of contingent consideration of $880,050, loss on issuance of warrants of $787,209, and interest expense of $690,282, partially offset by a gain on the change in fair value of warrant liability of $2,238,145, during the six months ended June 30, 2019.

Net income (loss)

For the foregoing reasons, we had a net loss of $6,029,393 for the six months ended June 30, 2019, or $0.08 net loss per common share – basic and diluted, compared to a net loss of $2,267,025 for the six months ended June 30, 2018, or $0.06 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the six months ended June 30, 2019 compared to $22,202,194 for the six months ended June 30, 2018.

Net income (loss) Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $6,025,736 for the six months ended June 30, 2019, or $.08 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $24,469,219 for the six months ended June 30, 2018, or $0.68 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended June 30, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of June 30, 2019, we had a cash balance of $800,015, accounts receivable, net of $1,640,996 and $6,708,392 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2019. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	June 30, 2019	December 31, 2018	Change
Current assets	$2,993,370	$1,923,353	$1,070,017
Current liabilities	6,708,392	4,157,005	2,551,387
Working capital	$(3,715,022)	$(2,233,652)	$(1,481,370)

As of June 30, 2019, and December 31, 2018, we had a cash balance of $800,015 and $285,761, respectively.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(1,889,854)	$(1,623,613)
Net cash used in investing activities	(647,014)	(94,871)
Net cash provided by financing activities	3,099,741	1,294,457

Net cash used in operating activities. Net cash used in operating activities for the six months ended June 30, 2019 was $(1,889,854). This included a net loss of $6,029,393, non-cash charge related to depreciation and amortization of $2,355,977, non-cash charge related to amortization of debt discounts of $519,472,  non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful account $104,288, non-cash charge related to share-based compensation of $889,400, non-cash losses (gains) due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability, fair value of contingent consideration of $142,341, $705,270, $(2,238,145) and $880,050, non-cash gains on reduction of contingent consideration of $100,000, and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, accounts payable and accrued expenses, prepaid expenses, due from related party, and right of use assets and liabilities of $93,677. Net cash used in operating activities for the six months ended June 30, 2018 was $(1,623,613). This included a net loss of $(2,267,025), non-cash charge related to depreciation and amortization of $1,063,278, non-cash charge related to share-based compensation of $1,619,753, non-cash gains due to changes in fair value of convertible notes, fair value of warrant obligations, and fair value of a related party note of $(522,646), $(1,297,840), and $(118,506), respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $(557,054), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $(207,902).

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2019 was $(647,014), which consisted of capital expenditures of $(505,904), purchase of domain names of $(17,383) and payments pursuant to the Tan Security business acquisition and Security Grade business acquisition of $(123,727). Net cash used in investing activities for the six months ended June 30, 2018 was $(94,871), which consisted of capital expenditures of $(484,838), cash payment pursuant to the Revolutionary asset acquisition of $(58,730), and payments as part of the BioTrackTHC business combination, net of cash acquired in the amount of $448,697.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2019 was $3,099,741, which resulted from issuance of a promissory note receivable of $(75,000), repayment of notes payable of $(11,322), proceeds and repayment of a promissory note of $(280,000), proceeds from the issuance of common stock of $1,306,313, proceeds from the issuance of convertible note payable of $1,925,000 and repayment of advances from related parties of $(45,250). Net cash provided by financing activities for the six months ended June 30, 2018 was $1,294,457, which resulted from proceeds from the issuance of common stock of $1,320,212, proceeds from notes payable of $33,745, and repayment of advances from related parties of $(59,500).

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

Related Party Transactions

The Company had a loan outstanding from a former Company executive. The loan balance was $0 and $45,250 as of June 30, 2019 and December 31, 2018, respectively.

In March 2016, the Company issued 960,000 shares of restricted common stock to the Related Party Holder per a subscription agreement for total proceeds of $150,000. In conjunction with the subscription agreement, the Company issued a warrant to the Related Party Holder to purchase 1,920,000 restricted shares of the Company’s common stock at $0.16 per share. The Warrant Exercise Date is the later of the following to occur (i) March 9, 2017, (ii) ten (10) days after the Company’s notice to the holder of the warrant that the Company shall have an effective S-1 registration with the SEC; or (iii) ten (10) days after Company’s notice to the holder of the warrants that the Company has entered into an agreement for the sale of substantially all the assets or Common Stock of the Company. As of June 30, 2019, the warrants granted are not exercisable.

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

On February 20, 2018, the Company entered into an agreement to amend Note Eight (the “Amendment”) with the Related Party Holder. The Company and Holder desired to extend the maturity date of Note Eight to August 20, 2018 (the “Maturity Date”). Note Eight was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for the Amendment within 10 business days of the date of the Amendment. The principal amount of the Note Eight will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on Note shall be due and payable on the Maturity Date. All provisions related to conversion of Note Eight into equity securities of the Company were terminated as part of the Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $118,506 for the six months ended June 30, 2019 and 2018, respectively. The interest expense associated with Note Eight was $0 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $2,402 for the six months ended June 30, 2019 and 2018, respectively. Note Eight was paid in full on the Maturity Date.

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with a related party entity (the Second Related Party Holder”). A Managing Member of the Second Related Party Holder is also a Director of the Company. The Second Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended June 30, 2019. The additional $25,000 was retained by the fourth investor for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the fourth investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the fourth investor to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2019, the fair value of Note Nine was $2,205,270. Accordingly, the Company recorded a change in fair value of ($2,818,739) and $705,270 related to Note Nine for the three and six months ended June 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the residual fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $301,959 and $401,506 for the three and six months ended June 30, 2019, respectively. The unamortized discount balance at June 30, 2019 was $809,647. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. Accrued interest expense associated with Note Nine was $30,822 as of June 30, 2019, which includes PIK interest payable. As of June 30, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,395,623.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of June 30, 2019, the fair value of the warrant liability was $471,346. Accordingly, the Company recorded a change in fair value of $(857,730) and $(714,807) during the three and six months ended June 30, 2019, respectively, which is reflected in the unaudited condensed consolidated statements of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer), to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting as of June 30, 2019, the end of the interim period covered by this report established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The evaluation of our internal controls over financial reporting included a review of the internal control objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report.

In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of the six months ended June 30, 2019 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of June 30, 2019 due to the existence of the following material weaknesses identified by management:

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

Changes in internal control over financial reporting

During the six months ended June 30, 2019, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of June 30, 2019, the claim is currently pending the outcome of certain matters in the Kenney, et al v. Helix TCS, Inc. case.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of June 30, 2019, the claim is currently in the process of discovery.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, we issued 3,086,893 shares of common stock with proceeds received totaling $1,306,313.

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

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	August 14, 2019
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	August 14, 2019
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	August 14, 2019
Paul Hodges*

/s/ Patrick Vo	Director	August 14, 2019
Patrick Vo*

/s/ Terence Ferraro	Director	August 14, 2019
Terence Ferraro*

/s/ Andrew Schweibold	Director	August 14, 2019
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	August 14, 2019
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated August 14, 2019 and filed herewith.