Form 10-Q
period 2019-09-30
Helix TCS, Inc.
filed 2019-11-14
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12, 2019, the registrant had 93,274,159 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$655,280	$285,761
Accounts receivable, net	1,496,137	1,184,923
Prepaid expenses and other current assets	644,763	409,800
Costs & earnings in excess of billings	30,468	42,869
Total current assets	2,826,648	1,923,353

Property and equipment, net	573,792	349,518
Intangible assets, net	15,594,869	18,604,078
Goodwill	53,716,207	39,913,559
Deposits and other assets	1,296,504	146,990
Promissory note receivable	75,000	-
Total assets	$74,083,020	$60,937,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	2,916,998	1,702,713
Advances from related parties	-	45,250
Billings in excess of costs	126,505	155,192
Deferred rent	-	2,937
Notes payable, current portion	24,805	24,805
Obligation pursuant to acquisition	50,000	201,667
Convertible notes payable, net of discount	862,426	187,177
Convertible notes payable, net of discount - related party	1,209,458	-
Due to related party	-	32,489
Contingent consideration	-	908,604
Warrant liability	1,010,890	896,171
Promissory note	300,000
Total current liabilities	6,501,082	4,157,005

Long-term liabilities:
Notes payable, net of current portion	436,153	51,554
Other long-term liabilities	878,929	-
Total long-term liabilities	1,315,082	51,554

Total liabilities	7,816,164	4,208,559

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of September 30, 2019 and December 31, 2018	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 92,530,013 shares issued and outstanding as of September 30, 2019; 72,660,825 shares issued and outstanding as of December 31, 2018	92,531	72,660
Additional paid-in capital	99,748,368	82,831,014
Accumulated other comprehensive (loss) income	(96,355)	17,991
Accumulated deficit	(33,492,472)	(26,207,510)
Total shareholders’ equity	66,266,856	56,728,939
Total liabilities and shareholders’ equity	74,083,020	60,937,498

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue:
Security and guarding	$1,138,934	$1,141,676	$3,691,174	$3,432,651
Systems installation	245,272	318,850	447,880	454,113
Software	2,357,078	1,653,195	6,872,210	2,229,337
Total revenues	$3,741,284	$3,113,721	$11,011,264	$6,116,101
Cost of revenue	2,224,795	1,880,061	6,146,713	3,892,716
Gross margin	1,516,489	1,233,660	4,864,551	2,223,385

Operating expenses:
Selling, general and administrative	1,114,419	802,724	3,221,788	1,678,603
Salaries and wages	1,392,522	1,888,155	3,859,068	4,308,994
Professional and legal fees	674,172	473,651	2,154,728	1,362,205
Depreciation and amortization	1,198,752	806,611	3,554,729	1,869,889
Loss on impairment of Goodwill	-	-	-	664,329
Total operating expenses	4,379,865	3,971,141	12,790,313	9,884,020

Loss from operations	(2,863,376)	(2,737,481)	(7,925,762)	(7,660,635)

Other income (expenses):
Change in fair value of convertible note	430,766	(17,880)	288,425	679,766
Change in fair value of convertible note - related party	491,442	-	(213,828)	118,506
Change in fair value of warrant liability	1,224,601	136,920	3,462,746	1,434,760
Change in fair value of contingent consideration	-	(131,994)	(880,050)	(131,994)
Loss on issuance of warrants	-	-	(787,209)	-
Gain on reduction of obligation pursuant to acquisition	-	50,361	-	607,415
Interest (expense) income	(539,002)	21,622	(1,229,284)	6,705
Other income	1,607,807	59,029	640,800	2,715,158

Net loss	$(1,255,569)	$(2,678,452)	$(7,284,962)	$(4,945,477)

Other comprehensive income:
Changes in foreign currency translation adjustment	(118,003)	17,538	(114,346)	17,538
Total other comprehensive (loss) income	(118,003)	17,538	(114,346)	17,538
Total comprehensive loss	(1,373,572)	(2,660,914)	(7,399,308)	(4,927,939)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	-	-	(22,202,194)

Net loss attributable to common shareholders	$(1,373,572)	$(2,660,914)	$(7,399,308)	$(27,130,133)

Net loss per share attributable to common shareholders:
Basic	$(0.02)	$(0.04)	$(0.10)	$(0.57)
Diluted	$(0.02)	$(0.04)	$(0.10)	$(0.57)

Weighted average common shares outstanding:
Basic	79,295,278	70,420,857	76,038,782	47,598,820
Diluted	79,295,278	70,420,857	76,038,782	47,598,820

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	$21,648	$(32,236,903)	$54,364,413
Share-based compensation expense							352,341			352,341
Restricted common stock issued as part of the Green Tree acquisition	16,765,727	16,766					12,892,845			12,909,611
Issuance of common stock resulting from convertible note PIK interest (paid)	16,568	17					14,046			14,063
Foreign currency translation								(118,003)		(118,003)
Net loss									(1,255,569)	(1,255,569)
Balance at September 30, 2019	92,530,013	$92,531	1,000,000	$1,000	13,784,201	$13,784	$99,748,368	$(96,355)	$(33,492,472)	$66,266,856

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2018	69,133,410	$69,134	1,000,000	$1,000	13,784,201	$13,784	$79,066,909	$-	$(20,508,733)	$58,642,094
Beneficial conversion feature of Series B convertible preferred stock										-
Deemed dividend on conversion of Series B convertible preferred stock to common stock										-
Issuance of common stock per stock subscription agreements	1,416,665	1,416					1,273,582			1,274,998
Restricted common stock issued as part of Engeni acquisition	366,700	367					388,335			388,702
Share-based compensation expense	443,195	443					523,352			523,795
Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(39,199)			(39,199)
Issuance of common stock resulting from exercise of stock options	3,983	4								4
Foreign currency translation								17,538		17,538
Net loss									(2,678,452)	(2,678,452)
Balance at September 30, 2018	71,363,953	$71,364	1,000,000	$1,000	13,784,201	$13,784	$81,212,979	$17,538	$(23,187,185)	$58,129,480

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939
Issuance of common stock per investment unit agreements	1,421,889	1,422					66,247			67,669
Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937
Share-based compensation expense	270,000	270					1,241,471			1,241,741
Issuance of common stock resulting from exercise of stock options	78,644	79					26,534			26,613
Issuance of common stock resulting from cashless exercise of stock options	109,931	110					(110)			-
Restricted common stock issued as part of the Tan Security acquisition	250,000	250					709,750			710,000
Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654
Issuance of common stock resulting from convertible note PIK interest (paid)	84,276	85					74,915			75,000
Restricted common stock issued as part of the Green Tree acquisition	16,765,727	16,766					12,892,845			12,909,611
Foreign currency translation								(114,346)		(114,346)
Net loss									(7,284,962)	(7,284,962)
Balance at September 30, 2019	92,530,013	$92,531	1,000,000	$1,000	13,784,201	$13,784	$99,748,368	$(96,355)	$(33,492,472)	$66,266,856

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$-	$(18,241,708)	$542,961
Beneficial conversion feature of Series B convertible preferred stock							22,202,194			22,202194
Deemed dividend on conversion of Series B convertible preferred stock to common stock							(22,202,194)			(22,202,194)
Issuance of common stock per stock subscription agreements	2,883,331	2,883					2,592,114			2,594,997
Issuance of common stock resulting from convertible note conversion	205,974	206					174,794			175,000
Issuance of restricted common stock	157,850	158					452,821			452,979
Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement							(340,039)			(340,039)
Restricted common stock issued as part of BioTrack acquisition	38,184,985	38,185					57,513,848			57,552,033
Restricted common stock issued as part of Engeni acquisition	366,700	367					388,335			388,702
Issuance of common stock to employees under Stock Incentive Plan	227,095	227					308,842			309,069
Issuance of common stock resulting from inducement of consulting agreement	250,000	250					336,250			336,500
Issuance of restricted common stock resulting from an investor relation consulting agreement	100,000	100					101,900			102,000
Issuance of warrants pursuant to consulting agreement							943,000			943,000
Issuance of common stock resulting from exercise of stock options	216,616	217								217
Foreign currency translation								17,538		17,538
Net loss									(4,945,477)	(4,945,477)
Balance at September 30, 2018	71,363,953	$71,364	1,000,000	$1,000	13,784,201	$13,784	$81,212,979	$17,538	$(23,187,185)	$58,129,480

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,284,962)	$(4,945,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,554,729	1,869,889
Accretion of debt discounts	922,965	-
Loss on issuance of warrants	787,209	-
Provision for doubtful accounts	199,215	-
Share-based compensation expense	1,241,741	2,143,548
Change in fair value of convertible notes, net of discount	(288,425)	(504,768)
Change in fair value of warrant liability	(3,462,746)	(1,434,760)
Change in fair value of convertible notes, net of discount - related party	213,828	(93,506)
Change in fair value of contingent consideration	880,050	131,994
Loss on impairment of goodwill	-	664,329
Gain on reduction of obligation pursuant to acquisition	-	(607,415)
Gain on reduction of contingent consideration	(100,000)	-
Change in operating assets and liabilities:
Accounts receivable	(458,461)	(373,314)
Prepaid expenses and other current assets	(239,374)	-
Deposits and other assets	40,259	(87,161)
Due to related party	(32,489)	-
Costs in excess of billings	12,401	16,055
Accounts payable and accrued expenses	1,108,266	26,044
Deferred rent	(2,937)	(6,403)
Billings in excess of costs	(28,687)	(16,405)
Right of use assets and liabilities	72,940	-
Other long-term liabilities	2,000	-
Net cash used in operating activities	(2,862,478)	(3,217,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(620,594)	(85,665)
Purchase of domain names	(21,856)	-
Payments for business combination, net of cash acquired	(148,727)	(79,664)
Cash acquired as part of business combination	-	454,306
Payments for asset acquisition	-	(58,729)
Net cash (used in) provided by investing activities	(791,177)	230,248

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments pursuant to convertible notes payable - related party	-	(150,000)
Promissory note receivable	(75,000)	-
Payments pursuant to advances from related parties	(45,250)	(69,500)
Payments pursuant to notes payable	(15,401)	-
Payments pursuant to a promissory note	(280,000)	-
Proceeds from notes payable	-	16,271
Proceeds from the issuance of a promissory note	580,000	250,000
Proceeds from the issuance of convertible notes payable	2,732,500	-
Proceeds from the issuance of common stock	1,306,313	2,595,214
Net cash provided by financing activities	4,203,162	2,641,985

Effect of foreign exchange rate changes on cash	(179,988)	(58,445)
Net change in cash	369,519	(403,562)
Cash, beginning of period	285,761	868,554
Cash, end of period	655,280	464,992

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$40,625	$-
Common stock issued pursuant to convertible notes payable	$117,937	$-
Debt discount for warrant liability	$(1,578,225)	$-
Equity issued pursuant to acquisition	$13,619,611	$58,718,033
Security Grade acquisition consideration settlement	$-	$-
Cash payable pursuant to acquisition	$50,000	$-
PIK interest payment of common stock	$75,000	$-
Common stock issued pursuant to contingent consideration as part of acquisition	$1,788,654	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,485,511	$-
Partial conversion of convertible note into common stock	$-	$175,000

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

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc. (“GTI”) and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “Merger”).

On September 10, 2019, the Company closed the Merger and entered into an Addendum No. 1 to the Amercanex Merger Agreement acknowledging and approving certain events that occurred since signing as well as implementing various related amendments to the Amercanex Merger Agreement. In connection with closing the Merger, the Company issued 16,765,727 unregistered shares of Company common stock to GTI shareholders, of which 4,140,274 shares were held back to satisfy indemnification obligations in the Merger Agreement, if necessary.

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

At September 30, 2019, the Company had a working capital deficit of $3,674,434, as compared to a working capital deficit of $2,233,652 at December 31, 2018. The increase of $1,440,782 in the Company’s working capital deficit from December 31, 2018 to September 30, 2019 was primarily the result of a non-cash increase in the fair market value of the Company’s convertible notes payable, net of discount – related party and an increase in accounts payable and accrued liabilities, partially offset by a decrease in contingent consideration.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado and California, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations for the next twelve months, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements for the next twelve months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2019 and beyond.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Consultants Group Oregon, LLC (“Security Oregon”), Security Grade, BioTrackTHC (since June 1, 2018), Engeni US (since August 3, 2018), Tan Security (since April 1, 2019) and Green Tree International, Inc. (since September 10, 2019). These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $241,896 and $76,156 at September 30, 2019 and December 31, 2018, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $104,785 and $12,671 for the three months ended September 30, 2019 and 2018, respectively, and $352,275 and $74,408 for the nine months ended September 30, 2019 and 2018, respectively.

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

Earnings (Loss) per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method.

For the three and nine months ended September 30, 2019 and 2018, potential common shares includable in the computation of fully-diluted per share results are not presented in the condensed consolidated financial statements as their effect would be anti-dilutive.

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Potentially dilutive securities:
Convertible notes payable	3,649,021	106,957	3,649,021	106,957
Convertible Preferred A Stock	1,000,000	1,000,000	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201	13,784,201	13,784,201
Warrants	4,975,558	3,307,073	4,975,558	3,307,073
Stock options	9,787,381	8,739,669	9,787,381	8,739,669

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

4.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Types of Revenues:
Security and Guarding	$1,138,934	$1,141,676	$3,691,174	$3,432,651
Systems Installation	245,272	318,850	447,880	454,113
Software	2,357,078	1,653,195	6,872,210	2,229,337
Total revenues	$3,741,284	$3,113,721	$11,011,264	$6,116,101

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

Systems Installation Revenue

Security systems, including Internet Protocol camera, intrusion alarm systems, perimeter alarm systems, and access controls are installed for clients. Installation jobs are estimated based on the cost of the equipment, the number of man hours expected to complete the work, supplies, travel, and any other ancillary costs. The installation is typically invoiced with 60% of the total price immediately after signing and the balance upon completion of the installation service. The timing of these contracts is short-term in nature and less than 12 months in duration, and revenue is recognized over the term of the contracts, utilizing the cost-to-cost   method.

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at September 30, 2019 and December 31, 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of September 30, 2019 and December 31, 2018. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending September 30, 2019 and 2018.

5.	Business Combinations

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

Green Tree International, Inc.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into the Amercanex Merger Agreement with GTI and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “Merger”).

Pursuant to the Amercanex Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company will issue to the GTI stockholders an amount of unregistered shares of the Company’s common stock equal to $15 million, based on the average closing price of the Company’s common stock over the forty-five (45) trading day period ending three (3) trading days prior to the Closing Date. If the Closing occurs and revenues of GTI in the second 12 month period following the Closing Date exceed $5 million and are less than or equal to $10 million, Parent shall issue to the Company Shareholders a number of unregistered Parent Shares (whether issued or reserved for issuance) equal to the quotient of (a) $5 million divided by (b) the Parent Share Price multiplied by the quotient of (c) the revenues of the Company in the second 12 month period following the Closing Date less $5 million divided by (d) $5 million.

To secure the indemnification obligations of the GTI shareholders to the Company under the Merger Agreement, 4,140,274 of the Company shares to be issued to the GTI shareholders will be held back and the Company will be entitled to retain such number of the holdback shares as necessary to satisfy those indemnification obligations. 50% of the holdback shares that remain after satisfaction of any indemnification obligations will be released 12 months after the closing date of the merger, and the remainder 24 months after the closing date of the merger. Additionally, if in the first 12 months following the closing GTI generates less than $1.5 million of revenues, 100% of the holdback shares shall be returned to the Company.

In connection with closing the Merger on September 10, 2019, the Company will issue 16,765,727 unregistered shares of its common stock to GTI stockholders. In connection with the Merger, Steve Janjic joined the board of directors of the Company.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the GTI merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

The Company has made a provisional allocation of the purchase price of the GTI transaction to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the GTI transaction:

Base Price - Common Stock	$12,909,611
Total Purchase Price	$12,909,611

Description	Fair Value	Weighted Average Useful Life (Years)
Assets acquired:
Note Receivable, net	$135,000
Property, Plant and Equipment, Net	12,142
Software	452,002	4.5
Goodwill	12,980,840
Total assets acquired	$13,579,984

Liabilities assumed:
Accounts Payable	43,717
Notes Payable	400,000
Other Liabilities	226,656
Total liabilities assumed:	670,373
Estimated fair value of net assets acquired:	$12,909,611

The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price for GTI. Accordingly, the type and value of the intangible assets amounts set forth above are preliminary. Once the valuation process is finalized for GTI, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangible assets and those changes could differ materially from what is presented above.

Total acquisition costs for the GTI merger incurred during the nine months ended September 30, 2019 was $83,324, and is included in selling, general and administrative expense in the Company’s Statements of Operations.

Unaudited Pro Forma Results

GTI contributed revenues of $0 and a net loss of $22,144 for the period September 10, 2019 through September 30, 2019, included in the Company’s consolidated condensed statements of operations.

6.	Property and Equipment, Net

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Furniture and equipment	$149,738	$264,659
Software equipment	402,297	-
Vehicles	201,400	202,700
Total	753,435	467,359
Less: Accumulated depreciation	(179,643)	(117,841)
Property and equipment, net	$573,792	$349,518

Depreciation expense for the three months ended September 30, 2019 and 2018 was $24,440 and $27,528, respectively, and $71,662 and $63,421 for the nine months ended September 30, 2019 and 2018, respectively.

7.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of September 30, 2019 and December 31, 2018:

		September 30, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination (2)	Assets Acquired	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	-	$(64,826)	$28,601
Trade names and trademarks	5 - 10	591,081	-	-	(178,294)	412,787
Web addresses	5	130,000	-	-	(89,061)	40,939
Customer list	5	11,459,027	-	-	(3,678,726)	7,780,301
Software	4.5	9,771,195	452,002	1,625	(2,911,794)	7,313,028
Domain Name	5	-	-	20,231	(1,018)	19,213
		$22,044,730	$452,002	$21,856	$(6,923,719)	$15,594,869

			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination (1)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(50,858)	$42,569
Trade names and trademarks	5 - 10	125,000	466,081	(91,554)	499,527
Web addresses	5	130,000	-	(69,625)	60,375
Customer list	5	3,154,578	8,304,449	(1,965,520)	9,493,507
Software	4.5	-	9,771,195	(1,263,095)	8,508,100
		$3,503,005	$18,541,725	$(3,440,652)	$18,604,078

(1)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 5)

(2)	On September 10, 2019 the Company acquired various assets of GTI (see Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,174,312 and $1,160,889 for the three months ended September 30, 2019 and 2018, respectively, and $3,483,067 and $1,806,468 for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the Company’s Goodwill as of September 30, 2019 and December 31, 2018:

Total Goodwill
Balance at December 31, 2017	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to Biotrack acquisition	39,135,008
Goodwill attributable to Engeni acquisition	778,552
Balance at December 31, 2018	$39,913,560

Goodwill attributable to Tan Security acquisition	821,807
Goodwill attributable to Green Tree acquisition	12,980,840
Balance at September 30, 2019	$53,716,207

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

8.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$171,486	$89,700
Estimated earnings	71,321	50,512
Cost and estimated earnings earned on uncompleted contracts	242,807	140,212
Billings to date	338,844	252,535
Billings in excess of costs on uncompleted contracts	(96,037)	(112,323)

Costs in excess of billings	$30,468	$42,869
Billings in excess of cost	(126,505)	(155,192)
	$(96,037)	$(112,323)

9.	Accounts Payable and Accrued Liabilities

As of September 30, 2019 and December 31, 2018, accounts payable and accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$734,090	$842,389
Accrued compensation and related expenses	341,832	33,869
Accrued expenses	1,455,292	826,455
Lease obligation - current	385,784	-
Total	$2,916,998	$1,702,713

10.	Convertible Notes Payable, net of discount

	September 30, 2019	December 31, 2018
Note Five, 5% convertible promissory note, fixed secured, maturing November 16, 2019	$-	$187,177
Note Ten, 25% convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	365,960	-
Note Eleven, 10% convertible promissory note, fixed secured, maturing May 15, 2020, net of debt discount for warrants and legal fees	234,595	-
Note Twelve, 10% convertible promissory note, fixed secured, maturing June 16, 2020, net of debt discount for warrants and legal fees	261,871	-
	862,426	187,177
Less: Current portion	(862,426)	(187,177)
Long-term portion	$-	$-

On March 1, 2019, the Company entered into a $450,000 Secured Convertible Promissory Note (“Note Ten”) with an independent investor (the “investor”). The investor provided the Company with $450,000 in cash proceeds, which was received by the Company during the period ended June 30, 2019. Note Ten will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Ten is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Ten, the Company issued a warrant to the investor to purchase 160,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2019, the fair value of Note Ten was $514,148. Accordingly, the Company recorded a change in fair value of ($147,433) and $64,148 related to Note Ten for the three and nine months ended September 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the relative fair value of the warrants at inception of Note Ten. Debt discounts amortized to interest expense were $89,693 and $207,659 for the three and nine months ended September 30, 2019, respectively. The unamortized discount balance at September 30, 2019 was $148,188. On May 31, 2019 and September 3, 2019, the Company issued 15,625 and 16,568 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062 and $14,063, respectively. Accrued interest expense associated with Note Ten was $9,247 as of September 30, 2019, which includes PIK interest payable.

On August 15, 2019, the Company entered into a $400,000 Fixed Convertible Promissory Note (“Note Eleven”) with the investor. The investor provided the Company with $380,000 in cash proceeds, which was received by the Company during the period ended September 30, 2019. The additional $20,000 was retained by the investor for due diligence and legal bills for the transaction and recorded as a debt discount. Note Eleven will mature on May 15, 2020 and bear interest at a rate of 10% per annum, payable by the Company in cash. The principal balance of Note Eleven is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $0.90 per share for the first 6 months and thereafter at the lower of $0.90 per share or at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Eleven. In conjunction with Note Eleven, the Company issued a warrant to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Eleven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Eleven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2019, the fair value of Note Eleven was $266,667. Accordingly, the Company recorded a change in fair value of ($133,333) related to Note Eleven for the three and nine months ended September 30, 2019, respectively.

In addition, the company recorded a debt discount of $38,543 relating to the warrants issued in the amount of $18,543 based on the relative fair value of the warrants themselves at inception of Note Eleven and $20,000 relating to legal fees. Debt discounts amortized to interest expense were $6,471 for the three and nine months ended September 30, 2019, respectively. The unamortized discount balance at September 30, 2019 was $32,072. Accrued interest expense associated with Note Eleven was $6,715 as of September 30, 2019.

On September 16, 2019, the Company entered into a $450,000 Fixed Convertible Promissory Note (“Note Twelve”) with the investor. The investor provided the Company with $427,500 in cash proceeds, which was received by the Company during the period ended September 30, 2019. The additional $22,500 was retained by the investor for due diligence and legal bills for the transaction and was recorded as a debt discount. Note Twelve will mature on June 16, 2020 and bear interest at a rate of 10% per annum, payable by the Company in cash. The principal balance of Note Twelve is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $0.90 per share for the first 6 months and thereafter at the lower of $0.90 per share or at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Twelve. In conjunction with Note Twelve, the Company issued a warrant to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Twelve in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Twelve will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2019, the fair value of Note Twelve was $300,000. Accordingly, the Company recorded a change in fair value of ($150,000) related to Note Twelve for the three and nine months ended September 30, 2019, respectively.

In addition, the company recorded a debt discount of $40,183 relating to the warrants issued in the amount of $17,683 based on the residual fair value of the warrants themselves at inception of Note Twelve and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $2,054 for the three and nine months ended September 30, 2019, respectively. The unamortized discount balance at September 30, 2019 was $38,129. Accrued interest expense associated with Note Twelve was $2,299 as of September 30, 2019.

11.	Related Party Transactions

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with Rose Capital Fund I, LP (the Related Party Holder”). A Managing Member of the Related Party Holder is also a Director of the Company. The Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended September 30, 2019. The additional $25,000 was retained by the Related Party Holder for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the Related Party Holder to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2019, the fair value of Note Nine was $1,713,828. Accordingly, the Company recorded a change in fair value of ($491,442) and $213,828 related to Note Nine for the three and nine months ended September 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $305,276 and $706,782 for the three and nine months ended September 30, 2019, respectively. The unamortized discount balance at September 30, 2019 was $504,371. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. Accrued interest expense associated with Note Nine was $29,795 as of September 30, 2019, which includes PIK interest payable. As of September 30, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,209,458.

Warrants

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of September 30, 2019, the fair value of the warrant liability was $259,215. Accordingly, the Company recorded a change in fair value of $212,131 and $926,938 during the three and nine months ended September 30, 2019, respectively, which is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020.

12.	Notes Payable

As of September 30, 2019 and December 31, 2018 Notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$55,127	$71,284
Loans Payable - Credit Union	5,831	5,075
Convertible Note Payable	400,000	-
Less: Current portion of loans payable	(24,805)	(24,805)
Long-term portion of loans payable	$436,153	$51,554

The interest expense associated with the notes payable was $7,065 and $2,901 for the three months ended September 30, 2019 and 2018, respectively, and $9,746 and $4,321 for the nine months ended September 30, 2019 and 2018, respectively.

In connection with the Merger, the Company assumed a $400,000 Senior Secured Convertible Debenture (the “Convertible Debenture”) (See Note 5). The Convertible Debenture will mature on July 31, 2021 and bears interest at a rate of 10% per annum, payable by the Company to the Lender. In the event that Lender elects to convert the Convertible Debenture into Helix Common Stock or in the event Helix required the Lender to convert the Convertible Debenture into its Common Stock, the number of shares that shall be issuable upon full Conversion of the Convertible Debenture at any time shall be equal to the outstanding principal of the Convertible Debenture divided by $1.00. Pursuant to the terms of the Convertible Debenture, Helix Common Stock can be transferred to the Lender from Steve Janjic, as a shareholder of the Company who receives shares of Helix Common Stock at the Closing, instead of via a new issuance of shares of Helix Common Stock by Helix to Lender, and Lender agrees to accept such transfer of shares from Mr. Janjic as the issuance of Helix Common Stock.

In addition, the Company shall have the right to require the Lender to convert the Convertible Debenture into Helix Common Stock at any time provided its Common Stock is listed on a stock exchange other than the U.S. OTCQB, the Common Stock would be fully traded up on conversion and the trading price of its Common Stock closes above $1.15 for 20 consecutive trading days on such exchange. The Convertible Debenture will be secured by a general security interest over all of the assets of the GTI, however does not apply to those assets owned by Helix or Merger Sub prior to the closing of the Merger.

13.	Shareholders’ Equity

Common Stock

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

In August 2019, the Company issued 16,765,727 shares of common stock as part of the GTI acquisition.

In September 2019, the Company issued 16,568 restricted shares of common stock as PIK interest payments in the amount of $14,063 (see Note 10).

Conversion of Convertible Note to Common Stock

On March 7, 2019 and March 28, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $75,882 and $42,055 in principal of the convertible note into 100,000 and 55,421 shares of the Company’s common stock.

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the nine months period ended September 30, 2019:

Date of Issuance	Number of Shares Issued	Total Share Based Compensation
March 2019	250,000	$320,000
	250,000	$320,000

Series A convertible preferred stock

In October 2015, the Company issued a total of 1,000,000 shares of its Class A Preferred Stock. The Class A Preferred Stock included super majority voting rights and were convertible into 60% of the Company’s common stock. During the third quarter of 2017, the Company modified the conversion rate on the Class A Preferred Stock to a 1:1 ratio. This modification reduced the amount of potentially dilutive Convertible Series A Stock by 15,746,127 shares to a total of 1,000,000 at September 30, 2017.

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

Stock option activity for the period ended September 30, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2019	8,730,956	$0.671	2.44
Granted	1,245,000	$2.106	6.81
Exercised	(188,575)	$0.261	0.83
Forfeited and expired	-	-	-
Outstanding at September 30, 2019	9,787,381	$0.862	2.94
Vested options at September 30, 2019	8,900,021	$0.749	1.88

15.	Warrant Liability

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $355,847 while as of September 30, 2019, the fair value of the warrant liability was $77,765. Accordingly, the Company recorded a change in fair value of the warrant liability of $63,639 and $278,082 related to Note Ten for the three and nine months ended September 30, 2019, respectively.

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

As of September 30, 2019, the fair value of the warrant liability was $283,696 and the Company recorded a change in fair value of the warrant liability of $255,151 and $1,433,810 for the three and nine months ended September 30, 2019, respectively.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time nine months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, March 11, 2019, the fair value of the warrant liability was $198,148 while as of September 30, 2019, the fair value of the warrant liability was $37,125. Accordingly, the Company recorded a change in fair value of the warrant liability of $45,037 and $161,023 related to the warrants for the three and nine months ended September 30, 2019, respectively.

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

The gross proceeds from the 166,667 investment units at $0.90 was $150,000.  The fair value of the June Warrant Shares at issuance was $83,586 while as of September 30, 2019, the fair value of the warrant liability was $38,832. Accordingly, the Company recorded a change in fair value of the warrant liability of $34,241 and $44,754 related to the warrants for the three and nine months ended September 30, 2019.

On August 15, 2019, in connection with the issuance of Note Eleven, the Company issued warrants, of which the value was derived and based off the fair value of Note Eleven, to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after August 15, 2019 and on or before August 15, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Eleven are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, August 15, 2019, the fair value of the warrant liability was $18,542 while as of September 30, 2019, the fair value of the warrant liability was $12,739. Accordingly, the Company recorded a change in fair value of the warrant liability of $5,803 related to Note Eleven for the three and nine months ended September 30, 2019, respectively.

On September 16, 2019, in connection with the issuance of Note Twelve, the Company issued warrants, of which the value was derived and based off the fair value of Note Twelve, to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after September 16, 2019 and on or before September 16, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Twelve are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, September 16, 2019, the fair value of the warrant liability was $17,683 while as of September 30, 2019, the fair value of the warrant liability was $12,803. Accordingly, the Company recorded a change in fair value of the warrant liability of $4,880 related to Note Twelve for the three and nine months ended September 30, 2019, respectively.

A summary of warrant activity is as follows:

For the Nine Months Ended September 30, 2019
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2019	3,418,184	$0.23

Warrants granted	1,557,374	$1.22

Balance at June 30, 2019	4,975,558	$0.55

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of September 30, 2019	As of December 31, 2018
Fair value of company’s common stock	$0.60	$0.90
Dividend yield	0%	0%
Expected volatility	45% - 140%	175.0%
Risk Free interest rate	1.55% - 1.79%	2.49%
Expected life (years)	2.92	1.65
Fair value of financial instruments - warrants	$1,010,890	$896,171

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2019	$896,171

Fair value of warrants issued	$3,577,465

Change in fair value of liability to issue warrants	$(3,462,746)

Balance as of September 30, 2019	$1,010,890

Amount
Balance as of July 1, 2019	$2,199,266

Fair value of warrants issued	$36,225

Change in fair value of liability to issue warrants	$(1,224,601)

Balance as of September 30, 2019	$1,010,890

16.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 2,499,945 and 1,004,945 shares of common stock were granted as of September 30, 2019 and December 31, 2018, respectively.

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

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the nine months ended September 30, 2019 and 2018 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the nine months ended September 30, 2019 and 2018, the Company has a net operating loss carry forward of approximately $16,952,000 and $9,825,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Activity related to the Company’s leases was as follows:

Nine Months Ended September 30, 2019
Operating lease expense	$417,287
Cash paid for amounts included in the measurement of operating lease liabilities	$273,398
ROU assets obtained in exchange for operating lease obligations	$1,499,752

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of September 30, 2019
Other assets	$1,189,773

Accounts payable and accrued liabilities	$385,784
Other long-term liabilities	876,929
Total lease liabilities	$1,262,713

Weighted average remaining lease term (in years)	2.91
Weighted average discount rate	6.00%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019, for the following five fiscal years and thereafter were as follows:

As of September 30, 2019
2019 - Remaining	115,982
2020	393,413
2021	248,223
2022	195,144
2023	200,944
Thereafter	205,438
Total future minimum lease payments	$1,359,144
Less imputed interest	(96,431)
Total	$1,262,713

As of September 30, 2019, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Security and guarding
Revenue	$1,138,934	$1,141,676	$3,691,174	$3,432,651
Cost of revenue	1,236,572	917,620	2,975,102	2,458,548
Gross profit	(97,638)	224,056	716,072	974,103
Total operating expenses	1,789,627	2,536,916	5,426,705	7,943,815
Loss from operations	(1,887,265)	(2,312,860)	(4,710,633)	(6,969,712)
Total other (expense) income	1,619,474	58,716	640,064	2,714,438
Total net loss	$(267,791)	$(2,254,144)	$(4,070,569)	$(4,255,274)

Systems installation
Revenue	$245,272	$318,850	$447,880	$454,113
Cost of revenue	149,431	194,013	649,041	379,046
Gross profit	95,841	124,837	(201,161)	75,067
Total operating expenses	179,641	49,683	367,094	134,097
Loss from operations	(83,800)	75,154	(568,255)	(59,030)
Total other expense	280	406	713	804
Total net (loss) income	$(83,520)	$75,560	$(567,542)	$(58,226)

Software
Revenue	$2,357,078	$1,653,195	$6,872,210	$2,229,337
Cost of revenue	838,792	768,428	2,522,570	1,055,122
Gross profit	1,518,286	884,767	4,349,640	1,174,215
Total operating expenses	2,410,597	1,384,542	6,996,514	1,806,108
Loss from operations	(892,311)	(499,775)	(2,646,874)	(631,893)
Total other expense	(11,947)	(93)	23	(84)
Total net loss	$(904,258)	$(499,868)	$(2,646,851)	$(631,977)

20.	Subsequent Events

On October 11, 2019, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell a secured convertible promissory note (the “Convertible Note”) and common stock purchase warrant (the “Warrant”). The Convertible Note, which expires on July 11, 2020, has an initial aggregate principal balance of $450,000 and bears interest at a rate of 10% per annum. The Warrant is exercisable for five years to purchase up to 25,000 shares of the Company’s common stock at a price of $1.00 per share.

On October 18, 2019, November 5, 2019, November 7, 2019 and November 11, 2019, the holder of a 25% fixed secured convertible promissory note issued by the Company elected its option to partially convert $20,000, $20,000, $40,000 and $100,000 in principal of the convertible note into 56,738, 63,012, 126,024 and 315,060 shares of the Company’s common stock.

On November 1, 2019, the Company entered into an Advisory Services Agreement (the “Agreement”) with Electrum Partners, LLC (“Electrum”). The Agreement provides for the issuance of 100,000 shares of restricted common stock to Electrum upon the commencement of the Agreement, the issuance of 50,000 stock options each month the Agreement is effective, and 100,000 warrants each month the agreement is effective. The stock options are exercisable for three years from issuance and vest immediately upon grant. The warrants are exercisable for five years from issuance and vest immediately upon grant.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed on April 1, 2019 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have greatly enhanced our core operations with the acquisitions of Security Grade, BioTrackTHC, Engeni, Tan Security and Amercanex. Security Grade is a market leader in the security profession and provides a broad range of services, from security consulting to installation of surveillance technology. Consistent with our team of professionals, Security Grade employs specialists with extensive experience and exposure to all areas of security related services. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully paid Google pay-per-click campaign, lead capture & lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s offshore software development platform, and is currently working on the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry. Tan Security, a licensed security company, provided the Company a platform with which to expand security operations in the state of California. Amercanex is a business to business wholesale marketplace that leverages blockchain technology and is capable of facilitating wholesale cannabis and hemp transactions between licensed businesses on a global scale. The Company is currently working to integrate Amercanex’s technology with BioTrackTHC’s software platforms.

Results of Operations for the three months ended September 30, 2019 and 2018

The following table shows our results of operations for the three months ended September 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$3,741,284	$3,113,721	$627,563	20%
Cost of revenue	2,224,795	1,880,061	344,734	18%
Gross margin	1,516,489	1,233,660	282,829	23%

Operating expenses	4,379,865	3,971,141	408,724	10%

Loss from operations	(2,863,376)	(2,737,481)	(125,895)	5%

Other income, net	1,607,807	59,029	1,548,778	2624%

Net loss	$(1,255,569)	$(2,678,452)	$1,422,883	-53%

Changes in foreign currency translation adjustment	$(118,003)	$17,538	$(135,541)	100%

Net loss attributable to common shareholders	$(1,373,572)	$(2,660,914)	$1,287,342	-48%

Revenue

Total revenue for the three-month period ended September 30, 2019 was $3,741,284, which represented an increase of $627,563 compared to total revenue of $3,113,721 for the three months ended September 30, 2018. The increase resulted from additional revenue resulting from growth in the client base of BioTrackTHC.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 and 2018 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $344,734 for the three months ended September 30, 2019, to $2,224,795 as compared to $1,880,061 for the three months ended September 30, 2018. The increase resulted from the cost of servicing additional clients of BioTrackTHC and the timing of purchases for the installation of security equipment.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended September 30, 2019 and 2018 were $4,379,865 and $3,971,141, respectively. The overall $408,724 increase in operating expenses was attributable to the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $311,695

●	Salaries and wages – ($495,633)

●	Professional and legal fees – $200,521

●	Depreciation and amortization – $392,141

The $311,695 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $(495,663) decrease in salaries and wages resulted from a decrease in stock compensation expense. The $200,521 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $392,141 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC, Engeni and GTI acquisitions.

Other Income, net

Other income, net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income, net during the three months ended September 30, 2019 and 2018 was $1,607,807 and $59,029, respectively. The $1,548,778 increase in other income, net was primarily attributable to a gain on the change in fair value of convertible notes of $430,766, gain on the change in fair value of convertible notes – related party of $491,442, gain on the change in fair value of warrant liability of $1,224,601, partially offset by interest expense of ($539,002) during the three months ended September 30, 2019.

Net loss

For the foregoing reasons, we had net loss of $(1,255,569) for the three months ended September 30, 2019, or $0.02 per basic share, compared to a net loss of $(2,678,452) for the three months ended September 30, 2018, or $0.04 net loss per common share – basic and diluted.

Net loss attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(1,373,572) for the three months ended September 30, 2019, or $0.02 per basic share attributable to common shareholders, compared to net loss attributable to common shareholders of $(2,660,914) for the three months ended September 30, 2018, or $0.04 net loss per share attributable to common shareholders – basic and diluted.

Results of Operations for the nine months ended September 30, 2019 and 2018

The following table shows our results of operations for the nine months ended September 30, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Change
	2019	2018	Dollars	Percentage
Revenue	$11,011,264	$6,116,101	$4,895,163	80%
Cost of revenue	6,146,713	3,892,716	2,253,997	58%
Gross margin	4,864,551	2,223,385	2,641,166	119%

Operating expenses	12,790,313	9,884,020	2,906,293	29%

Loss from operations	(7,925,762)	(7,660,635)	(265,127)	3%

Other income, net	640,800	2,715,158	(2,074,358)	-76%

Net loss	$(7,284,962)	$(4,945,477)	$(2,339,485)	47%

Changes in foreign currency translation adjustment	$(114,346)	$17,538	$(131,884)	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(22,202,194)	22,202,194	-100%

Net loss attributable to common shareholders	$(7,399,308)	$(27,130,133)	$19,730,825	-73%

Revenue

Total revenue for the nine-month period ended September 30, 2019 was $11,011,264, which represented an increase of $4,895,163 compared to total revenue of $6,116,101 for the nine months ended September 30, 2018. The increase primarily resulted from additional revenue resulting from the BioTrackTHC acquisition and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2019 and 2018 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $2,253,997 for the nine months ended September 30, 2019, to $6,146,713 as compared to $3,892,716 for the nine months ended September 30, 2018. The increase primarily resulted from the acquisition of BioTrackTHC and an increase in the number of clients serviced by Helix security, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the nine months ended September 30, 2019 and 2018 were $12,790,313 and $9,884,020, respectively. The overall $2,906,293 increase in operating expenses was primarily attributable to the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $1,543,185

●	Salaries and wages – $(449,926)

●	Professional and legal fees – $792,523

●	Depreciation and amortization – $1,684,840

The $1,543,185 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $(449,926) decrease in salaries and wages resulted from a decrease in stock compensation expense. The $792,523 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $1,684,840 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC, Engeni and GTI acquisitions.

Other Income, net

Other income, net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income, net during the nine months ended September 30, 2019 and 2018 was $640,800 and $2,715,158, respectively. The $2,074,358 decrease in other income, net was primarily attributable to a loss on issuance of warrants of $787,209, and interest expense of $1,229,284 during the nine months ended September 30, 2019.

Net loss

For the foregoing reasons, we had a net loss of $(7,284,962) for the nine months ended September 30, 2019, or $0.10 net loss per common share – basic and diluted, compared to a net loss of $(4,945,477) for the nine months ended September 30, 2018, or $0.10 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the nine months ended September 30, 2019 compared to $22,202,194 for the nine months ended September 30, 2018.

Net loss attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(7,399,308) for the nine months ended September 30, 2019, or $0.10 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $(27,130,133) for the nine months ended September 30, 2018, or $0.57 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended September 30, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of September 30, 2019, we had a cash balance of $655,280, accounts receivable, net of $1,496,137 and $6,501,082 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2019. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2019	December 31, 2018	Change
Current assets	$2,826,648	$1,923,353	$903,295
Current liabilities	6,501,082	4,157,005	2,344,077
Working capital deficit	$(3,674,434)	$(2,233,652)	$(1,440,782)

As of September 30, 2019, and December 31, 2018, we had a cash balance of $655,280 and $285,761, respectively.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(2,862,478)	$(3,217,350)
Net cash (used in) provided by investing activities	(791,177)	230,248
Net cash provided by financing activities	4,203,162	2,641,985

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2019 was $(2,862,478). This included a net loss of $(7,284,962), non-cash charge related to depreciation and amortization of $3,554,729, non-cash charge related to amortization of debt discounts of $922,965, non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful accounts of $199,215, non-cash charge related to share-based compensation of $1,241,741, non-cash (gains) losses due to changes in fair value of convertible notes, fair value of warrant liability, fair value of convertible notes – related party, fair value of contingent consideration of $(288,425), $(3,462,746), $213,828 and $880,050, respectively, non-cash gains on reduction of contingent consideration of $100,000, and changes in accounts receivable, deposits and other assets, costs in excess of billings, billings in excess of costs, deferred rent, accounts payable and accrued expenses, prepaid expenses and other current assets, due to related party, other long-term liabilities, and right of use assets and liabilities of $473,918. Net cash used in operating activities for the nine months ended September 30, 2018 was $(3,217,350). This included a net loss of $(4,945,477), non-cash charge related to depreciation and amortization of $1,869,889, non-cash charge related to share-based compensation of $2,143,548, non-cash (gains) losses due to changes in fair value of convertible notes, fair value of warrant liability, fair value of convertible notes – related party and fair value of contingent consideration of $(504,768), $(1,434,760), $(93,506), and $131,994, respectively, non-cash charge from loss on impairment of goodwill of $664,329, non-cash gain on reduction of obligation pursuant to acquisition of $607,415, and changes in accounts receivable, deposits and other assets, costs in excess of billings, billings in excess of costs, deferred rent, and accounts payable and accrued expenses of $(441,184).

Net cash (used in) provided by investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 was $(791,177), which consisted of capital expenditures of $(620,594), purchase of domain names of $(21,856) and payments pursuant to the Tan Security business acquisition and Security Grade business acquisition of $(148,727). Net cash provided by investing activities for the nine months ended September 30, 2018 was $230,248, which consisted of capital expenditures of $(85,665), cash payment pursuant to the Revolutionary asset acquisition of $(58,729), payments pursuant to the Security Grade business acquisition of $(79,664) and cash acquired as part of the BioTrackTHC business acquisition and Engeni business acquisition in the amount of $454,306.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $4,203,162, which resulted from issuance of a promissory note receivable of $(75,000), repayment of notes payable of $(15,401), payments pursuant to a promissory note of $(280,000), proceeds from the issuance of a promissory note of $580,000, proceeds from the issuance of common stock of $1,306,313, proceeds from the issuance of convertible note payable of $2,732,500 and repayment of advances from related parties of $(45,250). Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,641,985, which resulted from payments pursuant to convertible notes payable – related party of $(150,000), proceeds from notes payable of $16,271, proceeds from the issuance of a promissory note of $250,000, proceeds from the issuance of common stock of $2,595,214 and repayment of advances from related parties of $(69,500).

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

Related Party Transactions

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with Rose Capital Fund I, LP (the Related Party Holder”). A Managing Member of the Related Party Holder is also a Director of the Company. The Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended September 30, 2019. The additional $25,000 was retained by the Related Party Holder for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the Related Party Holder to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of September 30, 2019, the fair value of Note Nine was $1,713,828. Accordingly, the Company recorded a change in fair value of $(491,442) and $213,828 related to Note Nine for the three and nine months ended September 30, 2019, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the residual fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $305,276 and $706,782 for the three and nine months ended September 30, 2019, respectively. The unamortized discount balance at September 30, 2019 was $504,371. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. Accrued interest expense associated with Note Nine was $29,795 as of September 30, 2019, which includes PIK interest payable. As of September 30, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,209,458.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of September 30, 2019, the fair value of the warrant liability was $259,215. Accordingly, the Company recorded a change in fair value of $212,131 and $926,938 during the three and nine months ended September 30, 2019, respectively, which is reflected in the unaudited condensed consolidated statements of operations.

On January 3, 2019, the Company entered into an unsecured promissory note in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the nine months ended September 30, 2019, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of September 30, 2019, the claim is currently pending the outcome of certain matters in the Kenney, et al v. Helix TCS, Inc. case.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of September 30, 2019, the claim is currently in the process of discovery.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, we issued 19,869,188 shares of common stock, of which 17,015,727 shares were in connection with the Green Tree and Tan acquisitions, with offering proceeds received totaling $1,306,313.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
2.3	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

2.4	Addendum No. 1, dated as of September 10, 2019, to the Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

10.44	Form of Securities Purchase Agreement, dated August 15, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.*

10.45	Form of 10% Fixed Convertible Promissory Note, dated August 15, 2019, for $400,000 payable to RedDiamond Partners, LLC.*

10.46	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated August 15, 2019.*

10.47	Form of Securities Purchase Agreement, dated September 16, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.*

10.48	Form of 10% Fixed Convertible Promissory Note, dated September 16, 2019, for $450,000 payable to RedDiamond Partners, LLC.*

10.49	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated September 16, 2019.*

10.50	Form of Securities Purchase Agreement, dated October 11, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.*

10.51	Form of 10% Fixed Convertible Promissory Note, dated October 11, 2019, for $450,000 payable to RedDiamond Partners, LLC.*

10.52	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated October 11, 2019.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14,2019	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	November 14, 2019
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	November 14, 2019
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	November 14, 2019
Paul Hodges*

/s/ Steve Janjic	Director	November 14, 2019
Steve Janjic*

/s/ Terence Ferraro	Director	November 14, 2019
Terence Ferraro*

/s/ Andrew Schweibold	Director	November 14, 2019
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	November 14, 2019
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated November 14, 2019 and filed herewith.