Form 10-K
period 2019-12-31
Helix TCS, Inc.
filed 2020-03-30
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,528,165 based on the closing price of the registrant’s common stock, on June 30, 2019, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2020 the registrant had 95,279,713 shares of its common stock, par value $0.001 per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“BioTrackTHC Merger Sub”), entered into an Agreement and Plan of Merger (the “BioTrackTHC Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which BioTrackTHC Merger Sub merged with and into BioTrackTHC (the “BioTrackTHC Merger”).

On June 1, 2018 (the “BioTrackTHC Closing Date”), in connection with closing the BioTrackTHC Merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the BioTrackTHC Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result, BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

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

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc. (“GTI”) and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “GTI Merger”).

On September 10, 2019, the Company closed the GTI Merger and entered into an Addendum No. 1 to the Amercanex Merger Agreement acknowledging and approving certain events that occurred since signing as well as implementing various related amendments to the Amercanex Merger Agreement. In connection with closing the GTI Merger, the Company issued 16,765,727 unregistered shares of Company common stock to GTI shareholders, of which 4,140,274 shares were held back to satisfy indemnification obligations in the Americanex Merger Agreement, if necessary.

Overview

Helix TCS, Inc. provides critical infrastructure solutions to the legal cannabis industry. Our mission is to provide clients with the best-in-class critical infrastructure services through a single integrated platform which enables them to run their businesses more safely, efficiently, and profitably. As we increase our platform’s scale and scope, clients will be able to realize greater cost savings and operating advantages through our integrated end-to-end business solutions.

Commercial Services

Technology Services

Helix BioTrack

Helix BioTrack (formerly BioTrackTHC) has been rated as the largest retail seed-to-sale compliance software provider by market share, and continued to grow in 2019. The business has tracked over $18bn of legal cannabis transactions, and has expanded into Europe and Latin America, in addition to its 2,000+ client locations stateside, and 9 government contracts. BioTrack’s transactional and technological capabilities form the backbone of an integrated services platform that we have built over the last 48 months, and will continue to build and deploy in 2020. In any version of full legalization in the United States, seed-to-sale tracking in commercial locations will be the key compliance tool used by governments to regulate the extensive legal cannabis market.

Helix Exchange

Helix Exchange (formerly Amercanex) is a fully electronic, compliant and transparent exchange and is the technology leader for buying, selling and tracking wholesale cannabis and hemp transactions. The core function of this marketplace is to ensure fair and orderly transactions, as well as efficient dissemination of price information, for products bought and sold on Helix Exchange. Additionally, Helix Exchange seamlessly integrates with state and commercial tracking systems to provide automated end-to-end compliance.

Helix Cannalytics

Helix Cannalytics is a proprietary business intelligence and data analytics platform that allows users to easily view and dissect key business data points generated from within BioTrack and Helix Exchange. The Cannalytics model focuses on providing solutions for real-time critical business insights via client partnerships and customized data and analytics solutions centered around machine learning algorithms. Helix Cannalytics offers a comprehensive approach to presenting cannabis business data in a logical and easy to use format with fully-customized business intelligence solutions catered to the unique needs of licensed cannabis businesses.

Helix Security

Helix Security provides effective security solutions to cannabis businesses, including assessments and planning, security system design and implementation, asset protection, transport, and consulting services to help licensees meet state security requirements. All systems and services are guaranteed to meet individual state regulatory requirements and to achieve compliance.

Security Systems/Physical Security

We provide security system assessment services for our customers and licensed cannabis business operators. Our core existing products and services include the following:

●	IP CCTV systems

●	24/7 virtual monitoring

●	Cloud storage

●	Intrusion alarm systems

●	Perimeter alarm systems

●	Access control

●	Security consulting for license applications

In 2015, we commenced offering armed and unarmed guards, as well as armed transport services to the cannabis industry in Colorado. As of 2018, we provide site risk assessments and consulting services as well. We have made significant investments in state security licenses and high-level training programs, which have generated positive results in customer acquisition and retention. We have expanded our market further in 2019 by signing new clients in California and Colorado, and forming strategic partnerships to facilitate the potential for national expansion.

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

In 1996, Oregon and California passed legislation that legalized the possession and consumption of marijuana use for medical purposes. As of December 31, 2019, thirty-three states and the District of Columbia have legalized marijuana in one form or another. The Colorado, Washington, Oregon, and Alaska state policies to legalize recreational marijuana were not challenged by federal authorities, which was largely due to the guidance put forth in the August 29, 2013 memorandum from James Cole, the U.S. Deputy Attorney General, titled “Guidance Regarding Marijuana Enforcement” (the “Cole Memo”). This memorandum states that federal enforcement agencies are unlikely to enforce the Controlled Substances Act in states where marijuana has been legalized, and where the regulation and control is functional. As of December 31, 2019, eleven states and the District of Columbia have legalized recreational cannabis use.

On the federal level, marijuana has been considered an illegal substance since 1930. This has caused various impediments to the marijuana industry, the most prominent of which is in banking. Although the U.S. Treasury has provided guidance intended to give banks the confidence that they can work with marijuana businesses in legal cannabis states, many banks are still reluctant to do so.

According to a recent report, Legal Marijuana Market Size, Share & Trends Analysis Report By Type (Medical Cannabis, Recreational Cannabis), By Product Type, By Medical Application (Cancer, Mental Disorders), And Segment Forecasts, 2019 - 2025, “The global legal marijuana market size was estimated at USD 13.8 billion in 2018 and is projected to expand at a CAGR of 23.9% by 2025. Growing legalization in various countries is primarily driving the market. Furthermore, rising adoption of cannabis as a medical product for treating conditions, such as Parkinson’s disease, cancer, arthritis, and neurological disorders is also expected to fuel revenue growth in the forthcoming years.”

Furthering the growth of the legal cannabis industry, The House Judiciary Committee has approved a bill that would decriminalize marijuana at the federal level. The Marijuana Opportunity Reinvestment and Expungement Act of 2019, or MORE Act, passed 24-10. The bill is now awaiting to be heard by the full House of Representatives.

Upon successful legalization at a federal level, cannabis and hemp will be further scrutinized with additional complex regulatory compliance as markets emerge and interstate/international commerce become prevalent.

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

Despite this, thirty-three states and the District of Columbia have passed state laws that permit doctors to prescribe cannabis for medicinal use. Additionally, eleven states, and the District of Columbia, have enacted laws that allow recreational adult use of cannabis. As a result of the foregoing, an unpredictable business environment has been created for cannabis companies that can legally operate under state laws but are nonetheless openly in violation of Federal laws. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

The Market

The market for Helix’ full suite of critical infrastructure services encompasses all licensed cannabis operators in locations where medical or recreational cannabis (both high potency THC strains of marijuana and hemp) has been legalized. As more states and countries begin the decriminalization and legalization process, new markets continue to emerge resulting in a natural expansion of our global reach.

As with any emerging market, several companies within the industry achieve a higher level of success faster and are able to scale more rapidly than others. In the cannabis space, a handful of companies hold licenses and operate throughout multiple legal markets and are referred to as Multi-State Operators (MSOs).

Within newly formed markets, MSOs apply for and are granted licenses allowing these companies to penetrate states that are initially rolling out their cannabis legalization plans.

Another tactic used by MSOs to drive consolidation in the cannabis space is to purchase active licenses from established businesses or acquire the business itself (in some cases other MSOs). Mergers and acquisitions inside the cannabis industry are commonplace and show no signs of slowing in the near future.

As more states continue towards the path of legalization, the next logical step in the expansion of the market lies in federal legalization. The conversation around this topic has been prominent in the current political conversations in Washington D.C. and several measures have already been passed lowering the threshold of federal government regulation on the industry.

Once legalization does occur at the federal level, this will in turn create an opportunity for the U.S. market to expand globally in much the same way it has domestically but with the added benefits of both interstate and international trade.

Helix currently operates in six other countries around the world including Canada, Jamaica, Colombia, New Zealand, Australia and the United Kingdom.

Sales and Marketing Strategy

As a leading provider of technology in the cannabis space it is imperative that Helix continue to develop and improve its service platforms to meet the ever-changing needs of the industry. While the legacy version of Helix BioTrack continues to be a highly sought-after business solution, Helix Technologies has been working diligently to develop a new and greatly enhanced version of the seed-to-sale tracking and dispensary point-of-sale platform.

To compliment both the legacy Helix BioTrack software as well as the new version, in the summer of 2019 Helix undertook the process of creating an in-depth data analytics and business intelligence platform, Helix Cannalytics. This platform puts the power of data to use for operators to gain more valued insights into their businesses resulting in the ability to make better informed decisions.

Along with creating new products internally, Helix currently provides infrastructure solutions for multiple MSOs and as a result their expansion in new and existing markets. Through both organic and M&A avenues, Helix continues to see growth with little additional resources expended.

With focusing our efforts on key organic growth strategies, Helix remains ready to expand its services should the opportunity arise. This is highlighted by the acquisition of the online wholesale cannabis exchange, Amercanex, in the fall of 2019, a little more than one year after acquiring BioTrackTHC.

Helix’ multifaceted growth strategy has put the company in a prime position to continue to take, and take back, market share from our competition. According to the 2019 Mid-Year Report: Point of Sale Software in the Cannabis Industry by Cannabiz Media, “At the end of 2018, five vendors accounted for 80% of the cannabis market…” and of the five vendors, Helix BioTrack was ranked at the top, accounting for 24% of the total market share.

In addition to expansion of both our customer base and market share, Helix has taken a concerted effort to focus on a lean, efficient growth and operations strategy. This includes the reorganization of our support department, realignment of key organizational management, and a planned company-wide rebrand to drive succinct marketing across all business lines by leveraging unified and synergistic brand messaging.

By harnessing the industry reputation that Helix BioTrack has built since 2010, Helix will continue to target nascent and emerging state markets as the primary focus of our sales and marketing strategy in the legal marijuana sector for the immediate future. Additionally, the company will continue to sell and market our SaaS products to an emerging nationwide hemp program.

In anticipation of federal cannabis legalization in the United States, Helix has undertaken preparations to position itself for the scale in both technology and operations that will be necessary to facilitate a global marketplace as well as an interstate and international exchange of goods.

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

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, BioTrackTHC Merger Sub, entered into the BioTrackTHC Merger Agreement with BioTrackTHC and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which BioTrackTHC Merger Sub merged with and into BioTrackTHC.

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

On April 1, 2019, the Company entered into the Tan Security Acquisition Agreement with Tan Security. Pursuant to the Tan Security Acquisition Agreement, the Company purchased all membership interests and capital stock of Tan Security and collectively holds 100% of the interests of the Tan Security Acquisition.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an the Amercanex Merger Agreement with GTI and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “GTI Merger”).

On September 10, 2019, the Company closed the GTI Merger and entered into an Addendum No. 1 to the Amercanex Merger Agreement acknowledging and approving certain events that occurred since signing as well as implementing various related amendments to the Amercanex Merger Agreement.

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

Cannabase was a tradename used for an attempt to build an online community. There was virtually no revenue created prior to our acquisition of Revolutionary assets. The Company has and will continue to spend significant capital to attempt to develop this online community. The Company intends to do this by writing new software code, hiring salespeople, and opening into other states. Revolutionary was not scalable on a multi-regional basis due to it being limited to the legal cannabis industry which is operational in certain states. The revenues generated since the asset acquisition have been generated from an advertising business model that was not in effect at Revolutionary. Since only nominal revenues had been generated previous to the acquisition, the Company has had to, and will continue to, invest substantial capital to transform the software assets acquired for use in a new business model.

We are currently in the process of developing advertising, consumer-focused, and data-related business lines using the intellectual property acquired. To achieve the new business plan, we expect it will continue to take significant management time, as well as substantial financial resources in software development, marketing, sales personnel, and technology expenditures.

Competition

Helix BioTrack has multiple competitors. Some are focused solely on government traceability systems. Some are focused solely on point-of-sale software. Some provide all aspects of commercial software. And one company competes with BioTrack in all verticals. As the industry continues to grow, and as more geographies legalize cannabis, we expect more competitors will emerge, while some of the smaller ones will likely cease doing business or be acquired.

We have positioned ourselves as an innovative security firm with a recognizable brand that offers effective and consistent services. Our competition in the security services sector of the cannabis industry primarily includes a variety of smaller, local security companies. Many of our larger competitors have ceased operations in the past 18 months. We believe that Helix Security has the largest cannabis-focused security business in the state of Colorado. We believe that we can continue to compete successfully with these companies based on our favorable reputation for outstanding reliability, customer service, and value added. There is no assurance, however, that our ability to deliver services successfully will not be impacted by competition that currently exists or may arise in the future.

Employees

As of December 31, 2019, we employed 216 full time employees and 31 part time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

Available Information

Our website address is https://helixtechnologies.com/. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The Coronavirus, and/or similar outbreaks, could have a material, adverse impact on us.

An outbreak of a highly contagious respiratory illness caused by a new coronavirus named “2019-nCoV” (the “Coronavirus”), which was first detected in Wuhan City, Hubei Province, China, has resulted in tens of thousands of infections in China and continues to spread, including to the United States. On January 30, 2020, the World Health Organization declared the Coronavirus outbreak a “public health emergency of international concern.” If the Coronavirus worsens in the United States or if the U.S. government’s efforts to contain the Coronavirus continue to restrict the movement of goods and people in the United States, our business activities, including our manufacturing and supply chain related activities could be adversely affected. In addition, if the Coronavirus continues to spread worldwide, our business in general could be adversely affected. If either of the foregoing were to occur in the future, it could materially, adversely affect our results of operations, financial condition and cash flows.

Risks Related to Our Common Stock

Our officers and directors own a large amount of our common stock and are in a position to affect all matters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of December 31, 2019, the Company’s officers and directors directly or indirectly owned or controlled approximately 44,999,743 shares of our common stock (48%). We have 93,608,619 outstanding shares of common stock as of December 31, 2019. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. This level of control may also have an adverse impact on the market value of our shares, as the control entity can institute or undertake transactions, policies or programs that result in losses. In addition, they might not take steps to increase visibility and presence in the financial community and/or may sell sufficient numbers of shares to significantly decrease the appropriate price per share.

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

There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of December 31, 2019, the parties are outlining a potential settlement agreement.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of December 31, 2019, the claim is currently in the process of discovery.

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

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets, Inc. under the symbol “HLIX”. Our stock has been thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop. The table below includes activity from the fiscal years ended December 31, 2019 and 2018:

Fiscal Year Ended December 31, 2018	High	Low
First Quarter	$4.50	$1.35
Second Quarter	$2.05	$1.30
Third Quarter	$1.64	$0.98
Fourth Quarter	$1.45	$0.90

Fiscal Year Ended December 31, 2019	High	Low
First Quarter	$3.09	$0.95
Second Quarter	$2.84	$1.03
Third Quarter	$1.09	$0.59
Fourth Quarter	$0.75	$0.42

Holders

As of March 24, 2020 there were approximately 537 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Transfer Agent and Registrar

We have appointed Equiniti, Inc., to act as the transfer agent of our common stock. Their address is 3200 Cherry Creek Dr. South, Denver, CO 80209.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2019 we issued 1,429,889 shares of restricted common stock, with proceeds received totaling $1,279,700. We also issued 17,749,027 shares of restricted common stock as part of the Tan Security, Green Tree and Engeni acquisitions. We also issued 370,000 shares of common stock pursuant to the Company’s 2017 Omnibus Stock Incentive Plan. We also issued 188,575 shares of common stock resulting from stock options exercised. We also issued 186,988 shares of common stock from convertible note PIK interest paid, Additionally, we issued 1,031,315 shares of restricted common stock resulting from convertible note conversions. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the common stock. The securities were offered and sold without any form of general solicitation of general advertising and the offerees made representations that they were accredited investors. There were no underwriters or placement agents employed in connection with any of these transactions. Use of the exemption provided in Section 4(a)(2) for transactions not involving a public offering is based on the following facts:

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

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

Overview

Helix provides the legal cannabis industry with a suite of technology that comprises an end-to-end set of critical infrastructure services built around a single foundation of regulatory compliance for all legal markets, assisting governing bodies in tracking each step of the process and helping industry operators better manage and mitigate risk while they focus on their core business. We accomplish these goals through a unique combination of logistics, risk-management, and investment skills, delivered through a proprietary software suite and partnership platform.

When combined, Helix’ full line of SaaS products allow operators to track cannabis plants and processed/manufactured cannabis products from seed-to-sale as well as provide dispensary employees with an easy to use point-of-sale system (Helix BioTrack), provide critical business insights through data analytics and business intelligence via an enhanced machine learning algorithms platform that captures data from each step in the tracking process (Helix Cannalytics), buy and sell bulk products through a compliant and safe online wholesale exchange (Helix Exchange), and ultimately protect their investments with state-of-the-art digital security monitoring (Helix Security). All while being easily accessed and managed from a single consolidated platform that seamlessly integrates with all regulatory tracking and compliance systems in every legal market.

Results of Operations for the Years Ended December 31, 2019 and 2018

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

The following table shows our results of operations for the years ended December 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
Revenue	$15,292,100	$9,563,573	$5,728,527	60%
Cost of revenue	8,178,137	5,969,039	2,209,098	37%
Gross margin	7,113,963	3,594,534	3,519,429	98%

Operating expenses	17,336,828	14,316,184	3,020,644	21%

Loss from operations	(10,222,865)	(10,721,650)	498,785	-5%

Other income (expense), net	642,696	2,755,848	(2,113,152)	-77%

Net loss	$(9,580,169)	$(7,965,802)	$(1,614,367)	20%

Changes in foreign currency translation adjustment	$(97,892)	$17,991	$(115,883)	100%

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(22,202,194)	22,202,194	-100%

Net loss attributable to common shareholders	$(9,678,061)	$(30,150,005)	$20,471,944	-68%

Revenue

Total revenue for the year ended December 31, 2019 was $15,292,100, which represented an increase of $5,728,527, or 60%, compared to total revenue of $9,563,573 for the year ended December 31, 2018. The increase primarily resulted from a substantial increase in the number of clients serviced by Helix and additional revenue resulting from the Tan Security acquisition.

Cost of Revenue

Cost of revenue for the years ended December 31, 2019 and 2018 primarily consisted of hourly compensation for security personal and employees involved in the creation and development of licensing software. Cost of revenue increased by $2,209,098, or 37%, for the year ended December 31, 2019, to $8,178,137, as compared to $5,969,039 for the year ended December 31, 2018. The increase primarily resulted from the acquisition of Tan Security and a substantial increase in the number of clients serviced by Helix, which required the hiring of additional employees.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation and amortization. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the year ended December 31, 2019 and 2018 were $17,336,828 and $14,316,184, respectively. The overall $3,020,644 increase in operating expenses was primarily attributable to the following increases (decreases) in operating expenses of:

●	General and administrative expenses – $1,644,567

●	Salaries and wages – $(70,811)

●	Professional and legal fees – $419,414

●	Depreciation and amortization – $1,691,803

The $1,644,567 increase in selling, general and administrative expenses is a result of increases in rent expense, advertising and travel expenses resulting from an expansion in our operations. The $70,811 decrease in salaries and wages resulted from a decrease in stock compensation expense. The $419,414 increase in professional and legal fees primarily resulted from an increase in legal fees and costs associated with fundraising. The $1,691,803 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC, Engeni and GTI acquisitions.

Other Income

Other income consisted of a gain on the change in fair value of warrant liability, gain on the change in the fair value of convertible notes, (loss) gain on the change in fair value of convertible notes – related party, loss on the change in fair value of contingent consideration, gain on reduction of obligation pursuant to acquisition, (loss) gain on issuance of warrants, and interest expense. Other income, net during the years ended December 31, 2019 and 2018 was $642,696 and $2,755,848, respectively. The $2,113,152 decrease in other income, net was primarily attributable to a loss on the change in fair value of convertible notes – related party of $283,453, loss on change in fair value of contingent consideration of $880,050, loss on issuance of warrants of $825,098 and no gain on reduction of obligation pursuant to acquisition, partially offset by a gain on change in fair value of warrant liability of $3,812,977 for the year ended December 31, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $9,580,169 for the year ended December 31, 2019, or $0.12 net loss per common share – basic and diluted, compared to net loss of $7,965,802 for the year ended December 31, 2018, or $0.15 net loss per common share – basic and diluted.

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend

The convertible preferred stock beneficial conversion feature accreted as a deemed dividend resulted from the effective conversion price of the Series B preferred shares at issuance being less than the fair value of the common stock into which the preferred shares are convertible. The result was a non-cash charge in the amount of $0 for the year ended December 31, 2019 compared to $22,202,194 for the year ended December 31, 2018.

Net Loss Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $9,678,061 for the year ended December 31, 2019, or $0.12 net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $30,150,005 for the year ended December 31, 2018, or $0.56 net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

As of December 31, 2019, we had a cash balance of $652,524, accounts receivable, net of $1,870,722 and $6,934,725 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources throughout fiscal 2020. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit for the periods indicated:

	December 31, 2019	December 31, 2018	Change
Current assets	$3,518,224	$1,923,353	$1,594,871
Current liabilities	6,934,725	4,157,005	2,777,720
Working capital	$(3,416,501)	$(2,233,652)	$(1,182,849)

As of December 31, 2019 and 2018, we had a cash balance of $652,524 and $285,761, respectively.

Summary of Cash Flows

	For the Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(3,418,862)	$(3,806,285)
Net cash (used in) provided by investing activities	(1,215,040)	240,018
Net cash provided by financing activities	5,212,596	3,006,501

Net cash used in operating activities. Net cash used in operating activities for the year ended December 31, 2019 was $3,418,862. This included a net loss of $9,580,169, non-cash charge related to depreciation and amortization of $4,778,334, non-cash charge related to accretion of debt discounts of $1,354,689, non-cash charge related to loss on issuance of warrants of $825,098, non-cash charge related to provision for doubtful accounts of $357,749, non-cash charge related to share-based compensation expense of $1,783,939, non-cash gains due to changes in fair value of convertible notes and warrant liability of $496,790 and $3,812,977, respectively, non-cash loss of $283,453 and $880,050 regarding the change in fair value of convertible notes – related party and contingent consideration, respectively, non-cash gain on the reduction of contingent consideration of $100,000 and changes in accounts receivable, prepaid expenses and other current assets, deposits and other assets, accounts payable and accrued expenses, costs & earning in excess of billings, billings in excess of costs, due to related party, deferred rent and right of use assets and liabilities of $307,762. Net cash used in operating activities for the year ended December 31, 2018 was $3,806,285. This included a net loss of $7,965,802, non-cash charge related to depreciation and amortization of $3,086,531, non-cash charge related to share-based compensation expense of $3,002,648, non-cash gains due to changes in fair value of convertible notes, warrant liability and convertible notes – related party of $450,216, $1,533,398, and $93,506, respectively, non-cash loss of $131,306 regarding the change in fair value of contingent consideration, non-cash loss on the impairment of goodwill of $664,329, non-cash gain on the reduction of obligation pursuant to acquisition of $607,415 and changes in accounts receivable, prepaid expenses and other current assets, deposits and other assets, accounts payable and accrued expenses, costs & earning in excess of billings, billings in excess of costs, due to related party and deferred rent of $(40,762).

Net cash (used in) provided by investing activities. Net cash used in investing activities for the year ended December 31, 2019 was $1,215,040, which consisted of capital expenditures of $1,044,457, purchase of domain names of $21,856, and cash payments pursuant to business combinations of $148,727. Net cash provided by investing activities for the year ended December 31, 2018 was $240,018, which consisted of capital expenditures of $155,559, cash acquired pursuant to the BioTrackTHC and Engeni acquisitions of $454,306, and cash payments pursuant to the Revolutionary asset acquisition $58,729.

Net cash provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $5,212,596, which resulted from proceeds of $580,000 from the issuance of promissory notes, proceeds from the issuance of convertible notes payable of $3,745,000, proceeds from the issuance of common stock of $1,306,313, promissory note receivable of $75,000, payments pursuant to advances from related parties of $45,250, payments pursuant to notes payable of $18,467, and payments pursuant to a promissory note of $280,000. Net cash provided by financing activities for the year ended December 31, 2018 was $3,006,501, which resulted from proceeds from the issuance of notes payable of $39,723, proceeds of $250,000 from the issuance of promissory notes, proceeds from the issuance of common stock of $3,355,445, payments pursuant to convertible notes payable – related party of $150,000, payments pursuant to notes payable of $27,836, payments pursuant to contingent consideration of $131,331, advances from related parties of $79,500, and payments pursuant to a promissory note of $250,000.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $273,138 and $76,156 at December 31, 2019 and 2018, respectively.

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

Lastly, the Company generates monthly recurring revenues from Cannalytics, its business intelligence and data tool for commercial customers. Revenue is recognized over monthly.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2019 and 2018.

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

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock Based Compensation. Stock-based compensation to employees consist of stock option grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 505, subtopic 50, Equity-Based Payments to Non-Employees based upon the fair-value of the underlying instrument. The equity instruments are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

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

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $1,500,000. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases. For additional information regarding the Company’s leases, see Note 19 in the notes to the consolidated financial statements.

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

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2019 and 2018, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-47 of this report.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based upon these criteria.

Changes in internal control over financial reporting

Management maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. At December 31, 2018, management reported material weaknesses related to (i) the lack of personnel with accounting experience and an adequate supervisory review structure and (ii) a lack of segregation of duties within accounting functions. During 2019 the Company hired internal financial and accounting management to mitigate these material weaknesses. As a result of the increased personnel and establishment of related changes to its system of internal control over financial reporting the Company believes it has mitigated the previous reported material weaknesses. The Company has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information as of March 24, 2020 are set forth below.

Name	Position	Age
Zachary Venegas	Chief Executive Officer and Director	49
Scott Ogur	Chief Financial Officer and Director	48
Paul Hodges	Director	65
Steve Janjic	Director	53
Garvis Toler III	Director	47
Andrew Schweibold	Director	37
Satyavrat Joshi	Director	36

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

Zachary Venegas, Chief Executive Officer and Director

Mr. Venegas has been the Chief Executive Officer and a director of the Company since its inception. Before joining Helix, he was a managing director at Spruce Investment Advisors, LLC for nearly two years, where he managed a private equity portfolio with a net asset value of $500 million. In 2003, Mr. Venegas co-founded and became managing partner of Scimitar Global Ventures, a Dubai-based private equity and venture firm focused on Europe, Africa and the Middle East. During his tenure with Scimitar, Mr. Venegas led the firm’s activities in deal origination, negotiations, capital raising and macroeconomic and geopolitical analysis, leading investments across four continents and multiple industries. He represented Scimitar in numerous media appearances, including Bloomberg Television, CNBC and Barron’s.

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

Scott Ogur, Chief Financial Officer and Director

Scott Ogur, CFA, has been a Director of the Company since May 2017 and our Chief Financial Officer since January 2018. Mr. Ogur has over 20 years of financial services experience. From 2014 to 2017, Mr. Ogur was chief financial officer and managing director of Spruce Investment Advisors, LLC. From 2012 to 2014, he was chief financial officer of Beacon Mortgage Corp. Prior to that, Mr. Ogur was chief financial officer of Algorithmic Trading Management, LLC, chief investment officer of Scimitar Global Ventures, and portfolio manager for J.P. Morgan. He currently serves on the board of directors of MetricStream, a governance, risk, and compliance software company, as well as Independent Diplomat, a not-for-profit diplomatic advisory group of which he is also treasurer. Mr. Ogur holds a B.S. in Business Administration, Accounting from Bucknell University and an M.B.A. from New York University’s Stern School of Business. Mr. Ogur is a CFA Charterholder.

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

Garvis Toler III, Director

Mr. Toler has served as the Company’s President of Data Services since August 2019. From July 2018 to July 2019, Mr. Toler served as Head of OTC Business Development for Kraken Digital Asset Exchange. From March 2015 to September 2016, he served as Global Head of Capital Markets for the New York Stock Exchange. From August 2011 to February 2015, he served as Global Head of Equity Capital Markets and Global Head of Sales for Dealogic. Mr. Toler holds an MBA from New York University and a BS from the University of Virginia.

Steve Janjic, President of Helix Exchange and Director

Dr. Steve Janjic has more than twenty years of experience in the financial markets. Prior to joining Helix, he was the Director of FX Sales at Tullett Prebon, one of the world’s largest and oldest institutional brokerage firms. At Tullett Prebon, Dr. Janjic established a global sales force focusing on Institutional e-Commerce and Prime Brokerage Sales/Distribution. Previously, Dr. Janjic was the Global Head of eFX/IRS Sales and Distribution at Christopher Street Capital (GFI Securities Group). He also held a similar position with Morgan Stanley’s FX Group. Dr. Janjic’s extensive experience includes successfully managing e-commerce trading room technology, most recently in low-latency e-trading technology, executable streaming prices, request-for-quote, execution algorithms, price aggregation, white-label solutions and pricing retail e-platforms. He has held a senior management position in several global organizations and played an integral part in the success in a number of thriving startup companies, such as the 2010 IPO of Gain Capital Group. Dr. Janjic studied finance at the University of South Carolina and obtained his M.D. from St Mary’s Medical College.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2019, were timely.

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

Summary Compensation Table

			All
		Base	Other
	Fiscal	Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Zachary Venegas	2019	200,000	975,736	1,175,736
President/CEO, Director	2018	200,000	629,200	829,200
Scott Ogur	2019	180,000	575,136	755,136
CFO, Director	2018	135,000	-	135,000
Patrick Vo	2019	114,507	-	114,507
CEO, BioTrackTHC (1)	2018	102,000	-	102,000
Terence J. Ferraro	2019	175,000	-	175,000
Chief Software Architect, BioTrackTHC	2018	102,000	-	102,000

(1)	Reflects compensation for the period from January 1, 2019 to September 12, 2019, through date of resignation.

On March 15, 2018 we awarded Zachary Venegas two options to purchase a total of 490,000 shares of the Company’s common stock. On March 19, 2019 we awarded Zachary Venegas two options to purchase a total of 500,000 shares of the Company’s common stock. On March 19, 2019 we awarded Scott Ogur two options to purchase a total of 300,000 shares of the Company’s common stock. 100% of the amounts in the All Other Compensation column above represent the Black-Scholes value of the options at the date of grant. We made no other individual grants of restricted stock or stock options to, and there were no stock options exercised by, our named executive officers for the period from October 25, 2015 (inception) through December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Stock Underlying Option	Option Exercise Price		Option Expiration Date
Zachary Venegas	40,000 shares of common stock	$2.090	*	3/28/2023
Zachary Venegas	450,000 shares of common stock	$1.900		3/28/2028
Zachary Venegas	114,000 shares of common stock	$2.590	*	3/19/2024
Zachary Venegas	386,000 shares of common stock	$2.350		3/19/2029
Scott Ogur	114,000 shares of common stock	$2.590	*	3/19/2024
Scott Ogur	186,000 shares of common stock	$2.350		3/19/2029

*	Represents 110% of the fair market value of the Company’s common stock on the day of issuance.

DIRECTOR COMPENSATION

There was no compensation awarded to, earned by, or paid to the members of our Board of Directors by us during the years ended December 31, 2019 and 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 24, 2020 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 24, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Helix TCS, Inc., 10200 E. Girard Avenue, Suite B420, Denver, CO 80231

The following table assumes 95,279,713 shares are outstanding as of March 24, 2020.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned	Percentage Ownership of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned	Percentage Ownership of Series B Preferred Stock	Total Percentage of Voting Power
5% Beneficial Shareholders
RSF4, LLC (1)	13,680,116	14.4%	-	0.0%	13,784,201	100.0%	25.0%
Helix Opportunities, LLC (2)	22,182,228	23.3%	1,000,000	100.0%	-	0.0%	21.1%
RSF5, LLC (1)	13,680,116	14.4%	-	-	13,784,201	100.0%	25.0%
Nightstone Unlimited, Inc.	8,451,082	8.9%	-	0.0%	-	0.0%	7.7%
Minds Eye Trust	7,525,903	7.9%	-	0.0%	-	0.0%	6.8%
Officers and Directors
Zachary Venegas (2)(3)	22,874,894	23.8%	1,000,000	100.0%	-	0.0%	21.6%
Scott Ogur (2)(4)	22,282,228	23.4%	1,000,000	100.0%	-	0.0%	21.1%
Andrew Schweibold (1)	13,680,116	14.4%	-	0.0%	13,784,201	100.0%	25.0%
Satyavrat Joshi	-	0.0%	-	0.0%	-	0.0%	0.0%
Paul Hodges	820,206	0.9%	-	0.0%	-	0.0%	0.7%
Garvis Toler III (5)	100,000	0.1%	-	0.0%	-	0.0%	0.1%
Steve Janjic (6)	1,907,626	2.0%	-	0.0%	-		1.7%
Officers and Directors as a Group (7 persons)	39,446,842	41.0%	1,000,000	100.0%	13,784,201	0.0%	48.9%

(1)	RSF4, LLC, a Delaware limited liability company, is solely managed by Rose Capital Fund I GP, LLC, a Delaware limited liability company (“Rose GP”). Rose GP has the sole power to vote or sell the shares of our Series B Preferred Stock held by RSF4, LLC. Rose GP is owned 50% by Andrew Schweibold and 50% by Jonathan Rosenthal. As a result of the foregoing, Rose GP, Schweibold and Rosenthal may be deemed to be beneficial owners of the shares of our Series B Preferred Stock held by RSF4, LLC.

(2)	Messrs. Venegas and Ogur each own 50% of Helix Opportunities, LLC.

(3)	Consists of (i) his beneficial ownership in Helix Opportunities, LLC and (ii) options to purchase up to 656,666 shares of Helix Common Stock.

(4)	Consists of (i) his beneficial ownership in Helix Opportunities, LLC and (ii) options to purchase up to 100,000 shares of Helix Common Stock

(5)	Consists of options to purchase up to 100,000 shares of Helix Common Stock

(6)	Consists of (i) 1,882,626 shares of Common Stock and (ii) options to purchase up to 25,000 shares of Helix Common Stock

Equity Compensation Plan Information Table

The following table sets forth the indicated information as of December 31, 2019 with respect to our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Helix TCS, Inc. 2017 Omnibus Stock Plan	1,835,000	$1.97	2,400,055
Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan	5,398,018	$0.62	286,140

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

Zachary L. Venegas, our Chief Executive Officer, director and Scott Ogur, Chief Financial Officer, director each own 50% of Helix Opportunities LLC.

Advances from Related Parties

The Company had a loan outstanding from a former Company executive. The advance did not accrue interest and had no definite repayment terms. The loan balance was $0 and $45,250 as of December 31, 2019 and 2018, respectively.

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

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Nine was $1,783,454. Accordingly, the Company recorded a change in fair value of $283,453 related to Note for the year ended December 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the Related Party Holder for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $1,012,059 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $199,094. In May and October 2019, the Company issued 52,083 and 83,311 restricted shares of common stock as PIK interest payments in the amount of $46,875 and $45,821, respectively. Accrued interest expense associated with Note Nine was $93,750 as of December 31, 2019, which includes PIK interest payable. As of December 31, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,584,360.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of December 31, 2019, the fair value of the warrant liability was $182,065. Accordingly, the Company recorded a change in fair value of $1,004,088 for the year ended December 31, 2019, which is reflected in the unaudited consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. Accrued interest expense associated with the promissory note was $15,288 as of December 31, 2019

Director Independence

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

The following table sets forth all fees paid or accrued by the Company for the audit and other services provided by the Company’s public accounting firm for the years ended December 31, 2019 and 2018:

Services	2019	2018

Audit Fees	$159,000	$142,843
Audit-Related Services	-	-
Tax Fees	-	-
Total Fees	$159,000	$142,843

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

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2019 and 2018, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-47 of this report.

(b)	Exhibits.

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc.	10-12G	2.1	12/09/16

2.2	Agreement and Plan of Merger by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Bio-Tech Medical Software, Inc. and Terence J. Ferraro, as the Securityholder Representative, dated March 3, 2018.	8-K	2.1	06/01/18

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc.	10-12G	3.i.1	12/09/16

3.1.2	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc.	10-12G	3.i.2	12/09/16

3.1.3	Certificate of Amendment of Certificate of Incorporation of Helix TCS, Inc. – Certificate of Designation of Rights and Privileges of Class A Preferred Convertible Super Majority Voting Stock.	10-12G	3.i.3	12/09/16

3.1.4	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $.001 Par Value Per Share.	8-K	3.1	05/19/17

3.1.5	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share.	8-K	3.1	8/30/17

3.1.6	Amended and Restated Certificate of Designations, Preferences and Rights of Class A Preferred Convertible Super Majority Voting Stock, $.001 Par Value Per Share	8-K	3.1	9/21/17

3.1.7	Amendment No. 2 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share	8-K	3.1	12/20/17

3.2	Bylaws of Jubilee4 Gold, Inc.	10-12G	3(ii).1	12/09/16

4.1	Form of Registration Rights Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.4	02/24/17

4.2	Form of Warrant for the purchase of 25,000 shares of common stock of Helix TCS, Inc. issued February 13, 2017.	8-K/A	10.8	02/24/17

4.3	Form of Warrant for the purchase of 150,000 shares of common stock of Helix TCS, Inc. issued April 26, 2017.	8-K	10.2	05/01/17

4.4	Form of Registration Rights Agreement, dated March 1, 2019, by and between Helix TCS, Inc. and Diamond Rock, LLC.	10-K	4.4	04/01/2019

4.5	Description of Securities			Filed herewith

10.1	Asset Purchase Agreement dated as of April 11, 2016 by Revolutionary Software, LLC and Helix TCS, Inc.	10-12G	10.1	12/09/16

10.2	Form of Convertible Promissory Note.	10-12G	4.1	12/09/16

10.3	Form of Unsecured Promissory Note.	8-K	10.1	02/16/17

10.4	Form of Investment Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.6	02/24/17

10.5	Form of Subsidiary Guarantee dated as of February 13, 2017 by each of the signatories thereto.	8-K/A	10.7	02/24/17

10.6	Form of Security Agreement dated as of February 13, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.9	02/24/17

10.7	Form of Securities Purchase Agreement dated as of February 13, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K/A	10.10	02/24/17

10.7.1	Annexes III and IV to the Securities Purchase Agreement.	8-K/A	10.2	02/24/17

10.8	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC.	8-K/A	10.1	02/24/17

10.8.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $183,333.33 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.8.1	03/28/2018

10.9	Form of 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,0000 payable to RedDiamond Partners, LLC.	8-K/A	10.3	02/24/17

10.9.1	Amendment to 10% Fixed Secured Convertible Promissory Note dated February 13, 2017 for $25,000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.9.1	03/28/2018

10.10	Form of Term Sheet and Summary of the Offering and Subscription Agreement for shares of common stock of Helix TCS, Inc.	10-K	10.13	04/17/17

10.11	Form of Term Sheet and Summary of the Offering and Subscription Agreement and Representations for Unsecured Convertible Promissory Note.	10-K	10.14	04/17/17

10.12	Form of Securities Purchase Agreement dated as of April 26, 2017 by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.1	05/01/17

10.13	Form of Security Agreement dated as of April 26, 2017 among Helix TCS, Inc., all of the Subsidiaries of Helix TCS, Inc. and RedDiamond Partners, LLC.	8-K	10.3	05/01/17

10.14	Form of Subsidiary Guarantee dated as of April 26, 2017 by each of the signatories thereto.	8-K	10.4	05/01/17

10.15	Form of 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,000 payable to RedDiamond Partners, LLC.	8-K	4.1	05/01/17

10.15.1	Amendment to 10% Secured Convertible Promissory Note dated April 26, 2017 for $100,0000 payable to RedDiamond Partners, LLC, dated November 16, 2017.	10-K	10.15.1	03/28/2018

10.16	Form of Subscription Agreement and Representations for 111,111 shares of common stock of Helix TCS, Inc. dated as of May 2017.	8-K	10.1	05/11/17

10.17	Form of Helix TCS, Inc. Series B Preferred Stock Purchase Agreement dated May 17, 2017 by and among Helix TCS, Inc., Helix Opportunities, LLC and RSF4, LLC.	10-Q	10.1	5/22/17

10.18	Form of Helix TCS, Inc. Second Series B Preferred Stock Purchase Agreement by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/02/17

10.19	Form of Helix TCS, Inc. Third Series B Preferred Stock Purchase Agreement dated as of August 25, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	8/30/17

10.20	Form of Helix TCS, Inc. Fourth Series B Preferred Stock Purchase Agreement dated as of September 15, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.2	9/21/17

10.21	Form of Helix TCS, Inc. Fifth Series B Preferred Stock Purchase Agreement dated as of October 11, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.3	10/11/17

10.22	Form of Helix TCS, Inc. Sixth Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.4	11/2/17

10.23	Form Helix TCS, Inc. Seventh Series B Preferred Stock Purchase Agreement dated as of October 31, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.5	11/2/17

10.24	Form of Helix TCS, Inc. Eighth Series B Preferred Stock Purchase Agreement dated as of December 19, 2017 by and among Helix TCS, Inc. and RSF4, LLC.	8-K	10.7	12/20/17

10.25	Form of Helix TCS, Inc. Investor Rights Agreement dated May 17, 2017 by and among Helix TCS, Inc. and the investors listed, including Rose Capital.	10-Q	10.2	5/22/17

10.26	Form of Helix TCS, Inc. Right of First Refusal and Co-Sale Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. Series A Preferred and Common Stock listed and those person and entities listed.	10-Q	10.3	5/22/17

10.27	Form of Helix TCS, Inc. Voting Agreement dated May 17, 2017 by and among Helix TCS, Inc., those certain holders of Helix TCS, Inc. common stock and persons and entities listed therein.	10-Q	10.4	5/22/17

10.28	Form of Membership Interest Purchase Agreement by and between Helix TCS, Inc. and Security Grade Protective Services, Ltd. and Sellers dated June 2, 2017.	8-K	10.1	06/08/17

10.29#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and Derek Porter.	8-K	10.2	06/08/17

10.30#	Form of Employment Agreement dated 2017 by and between Security Grade Protective Services, Ltd. and David Beckett.	8-K	10.3	06/08/17

10.31#	Helix TCS, Inc. 2017 Omnibus Stock Incentive Plan.	8-K	10.6	11/16/17

10.32#	Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan.	8-K	10.32	06/05/18

10.33	Pledge and Security Agreement dated February 1, 2018 by RSF5, LLC and Helix TCS, Inc. for the benefit of BTC Investment LLC.	10-Q	10.33	08/14/18

10.34#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Zachary L. Venegas.	8-K	10.34	03/21/2019

10.35#	Employment Agreement, dated March 19, 2019, by and between Helix TCS, Inc. and Scott M. Ogur.	8-K	10.35	03/21/2019

10.36	Form Securities Purchase Agreement, dated March 1, 2019, by and between Helix TCS, Inc. and each purchaser identified therein.	10-K	10.36	04/01/2019

10.37(a)	Form Secured Convertible Promissory Note.	10-K	10.37(a)	04/01/2019

10.37(b)	Form Secured Convertible Promissory Note.	10-K	10.37(b)	04/01/2019

10.38(a)	Form of Common Stock Purchase Warrant of Helix TCS, Inc.	10-K	10.38(a)	04/01/2019

10.38(b)	Form of Common Stock Purchase Warrant of Helix TCS, Inc.	10-K	10.38(b)	04/01/2019

10.39	Form of Security Agreement, dated March 1, 2019, by and between Helix TCS, Inc., the subsidiaries of Helix TCS, Inc. and DiamondRock LLC.	10-K	10.39	04/01/2019

10.40	Form of Subsidiary Guarantee, dated March 1, 2019 by each of the signatories thereto.	10-K	10.40	04/01/2019

10.41	Pledge Agreement, dated March 1, 2019, by Helix TCS, Inc. Helix TCS LLC and Engeni, LLC for the benefit of Rose Capital Fund I, LP.	10-K	10.41	04/01/2019

10.42	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative.	10-K	10.42	04/01/2019

10.43	Form of Management Consulting Services Agreement by and between the Company and Rose Management Group LLC.	8-K	10.43	04/18/2019

10.44	Form of Securities Purchase Agreement, dated August 15, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	10-Q	10.44	11/14/19

10.45	Form of 10% Fixed Convertible Promissory Note, dated August 15, 2019, for $400,000 payable to RedDiamond Partners, LLC.	10-Q	10.45	11/14/19

10.46	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated August 15, 2019.	10-Q	10.46	11/14/19

10.47	Form of Securities Purchase Agreement, dated September 16, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	10-Q	10.47	11/14/19

10.48	Form of 10% Fixed Convertible Promissory Note, dated September 16, 2019, for $450,000 payable to RedDiamond Partners, LLC.	10-Q	10.48	11/14/19

10.49	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated September 16, 2019.	10-Q	10.49	11/14/19

10.50	Form of Securities Purchase Agreement, dated October 11, 2019, by and between Helix TCS, Inc. and RedDiamond Partners, LLC.	10-Q	10.50	11/14/19

10.51	Form of 10% Fixed Convertible Promissory Note, dated October 11, 2019, for $450,000 payable to RedDiamond Partners, LLC.	10-Q	10.51	11/14/19

10.52	Form of Common Stock Purchase Warrant of Helix TCS, Inc., dated October 11, 2019.	10-Q	10.52	11/14/19

10.53	Unsecured Convertible Promissory Note, dated November 15, 2019, for up to $5,000,000 payable to RSF4 II, LLC.	8-K	10.53	11/21/19

10.54	Agreement for the Purchase and Sale of Future Receipts.	8-K	10.54	02/14/20

21.1	Subsidiaries of the Company			Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith

Exhibit Number	Description	Filing	Filing Exhibit	Filing Date

101.INS	XBRL Instance Document.	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	March 30, 2020
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	March 30, 2020
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	March 30, 2020
Paul Hodges*

/s/ Steve Janjic	Director	March 30, 2020
Steve Janjic*

/s/ Garvis Toler III	Director	March 30, 2020
Garvis Toler III*

/s/ Andrew Schweibold	Director	March 30, 2020
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	March 30, 2020
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated March 30, 2020 and filed herewith.

HELIX TCS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Helix TCS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helix TCS, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2016

Lakewood, CO

March 30, 2020

HELIX TCS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$652,524	$285,761
Accounts receivable, net	1,879,722	1,184,923
Prepaid expenses and other current assets	737,159	409,800
Costs & earnings in excess of billings	257,819	42,869
Total current assets	3,518,224	1,923,353
Property and equipment, net	805,679	349,518
Intangible assets, net	14,395,287	18,604,078
Goodwill	53,716,207	39,913,559
Deposits and other assets	1,172,600	146,990
Promissory note receivable	75,000	-
Total assets	$73,682,997	$60,937,498

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,263,146	$1,702,713
Advances from related parties	-	45,250
Billings in excess of costs	164,663	155,192
Deferred rent	-	2,937
Notes payable, current portion	24,805	24,805
Obligation pursuant to acquisition	50,000	201,667
Convertible notes payable, net of discount	832,492	187,177
Convertible notes payable, net of discount - related party	1,584,360	-
Due to related party	-	32,489
Contingent consideration	-	908,604
Warrant liability	715,259	896,171
Promissory notes	300,000	-
Total current liabilities	6,934,725	4,157,005

Long-term liabilities:
Notes payable, net of current portion	433,087	51,554
Convertible notes payable, net of current portion and discount	385,000
Other long-term liabilities	783,230	-
Total long-term liabilities	1,601,317	51,554
Total liabilities	8,536,042	4,208,559

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of December 31, 2019 and December 31, 2018	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of December 31, 2019 and December 31, 2018	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 93,608,619 shares issued and outstanding as of December 31, 2019; 72,660,825 shares issued and outstanding as of December 31, 2018	93,608	72,660
Additional paid-in capital	100,906,143	82,831,014
Accumulated other comprehensive (loss) income	(79,901)	17,991
Accumulated deficit	(35,787,679)	(26,207,510)
Total shareholders’ equity	65,146,955	56,728,939
Total liabilities and shareholders’ equity	$73,682,997	$60,937,498

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Security and guarding	$5,022,436	$4,889,472
Systems installation	783,192	499,138
Software	9,486,472	4,174,963
Total revenues	15,292,100	9,563,573
Cost of revenue	8,178,137	5,969,039
Gross margin	7,113,963	3,594,534

Operating expenses:
Selling, general and administrative	4,111,085	2,491,518
Salaries and wages	5,739,783	5,810,594
Professional and legal fees	2,682,626	2,263,212
Depreciation and amortization	4,778,334	3,086,531
Loss on impairment of Goodwill	-	664,329
Total operating expenses	17,336,828	14,316,184

Loss from operations	(10,222,865)	(10,721,650)

Other income (expenses):
Change in fair value of convertible note	496,790	450,216
Change in fair value of convertible note - related party	(283,453)	93,506
Change in fair value of warrant liability	3,812,977	1,641,398
Change in fair value of contingent consideration	(880,050)	(131,306)
(Loss) gain on issuance of warrants	(825,098)	91,778
Gain on reduction of obligation pursuant to acquisition	-	607,415
Interest expense	(1,695,149)	-
Other income	16,679	2,841
Other income	642,696	2,755,848
Net loss	$(9,580,169)	$(7,965,802)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(97,892)	17,991
Total other comprehensive (loss) income	(97,892)	17,991
Total comprehensive loss	(9,678,061)	(7,947,811)

Convertible preferred stock beneficial conversion feature accreted as a deemed dividend	-	(22,202,194)

Net loss attributable to common shareholders	$(9,678,061)	$(30,150,005)

Net loss per share attributable to common shareholders:
Basic	$(0.12)	$(0.56)
Diluted	$(0.12)	$(0.56)

Weighted average common shares outstanding:
Basic	80,206,895	53,777,343
Diluted	80,206,895	53,777,343

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939
Issuance of common stock per investment unit agreements	1,421,889	1,422	-	-	-	-	66,247	-	-	67,669
Issuance of common stock resulting from convertible note conversion	1,031,315	1,031	-	-	-	-	675,710	-	-	676,741
Share-based compensation expense	370,000	370	-	-	-	-	1,783,569	-	-	1,783,939
Issuance of common stock resulting from exercise of stock options	78,644	79	-	-	-	-	26,534	-	-	26,613
Issuance of common stock resulting from cashless exercise of stock options	109,931	110	-	-	-	-	(110)	-	-	-
Restricted common stock issued as part of the Tan Security acquisition	250,000	250	-	-	-	-	709,750	-	-	710,000
Issuance of common stock in satisfaction of contingent consideration	733,300	733	-	-	-	-	1,787,921	-	-	1,788,654
Issuance of common stock resulting from convertible note PIK interest (paid)	186,988	187	-	-	-	-	132,663	-	-	132,850
Restricted common stock issued as part of the Green Tree acquisition	16,765,727	16,766	-	-	-	-	12,892,845	-	-	12,909,611
Foreign currency translation	-	-	-	-	-	-		(97,892)		(97,892)
Net loss	-	-	-	-	-	-	-	-	(9,580,169)	(9,580,169)
Balance at December 31, 2019	93,608,619	$93,608	1,000,000	$1,000	13,784,201	$13,784	$100,906,143	$(79,901)	$(35,787,679)	$65,146,955

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2017	28,771,402	$28,771	1,000,000	$1,000	13,784,201	$13,784	$18,741,114	$-	$(18,241,708)	$542,961
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	-	-	22,202,194	-	-	22,202,194
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	-	-	-	-	(22,202,194)	-	-	(22,202,194)
Issuance of common stock per stock subscription agreements	3,949,997	3,949	-	-	-	-	3,351,269	-	-	3,355,218
Issuance of common stock resulting from convertible note conversion	205,974	206	-	-	-	-	174,794	-	-	175,000
Issuance of restricted common stock	115,000	115	-	-	-	-	134,850	-	-	134,965
Reduction in Additional Paid-In Capital due to Security Grade acquisition settlement agreement	-	-	-	-	-	-	(340,039)	-	-	(340,039)
Restricted common stock issued as part of BioTrack acquisition	38,184,985	38,185	-	-	-	-	57,513,848	-	-	57,552,033
Restricted common stock issued as part of Engeni acquisition	366,700	367	-	-	-	-	388,335	-	-	388,702
Issuance of common stock to employees under Stock Incentive Plan	514,945	515	-	-	-	-	915,968	-	-	916,483
Grant of an option to purchase common stock	-	-	-	-	-	-	629,200	-	-	629,200
Issuance of common stock resulting from inducement of consulting agreement	200,000	200	-	-	-	-	251,800	-	-	252,000
Issuance of restricted common stock resulting from an investor relation consulting agreement	125,000	125	-	-	-	-	126,875	-	-	127,000
Issuance of warrants pursuant to consulting agreement	-	-	-	-	-	-	943,000	-	-	943,000
Issuance of common stock resulting from exercise of stock options	226,822	227	-	-	-	-	-	-	-	227
Foreign currency translation	-	-	-	-	-	-	-	17,991	-	17,991
Net loss	-	-	-	-	-	-	-	-	(7,965,802)	(7,965,802)
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,580,169)	$(7,965,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,778,334	3,086,531
Accretion of debt discounts	1,354,689	-
Loss on issuance of warrants	825,098	-
Provision for doubtful accounts	357,749	-
Share-based compensation expense	1,783,939	3,002,648
Change in fair value of convertible notes, net of discount	(496,790)	(450,216)
Change in fair value of warrant liability	(3,812,977)	(1,533,398)
Change in fair value of convertible notes, net of discount - related party	283,453	(93,506)
Change in fair value of contingent consideration	880,050	131,306
Loss on impairment of goodwill	-	664,329
Gain on reduction of obligation pursuant to acquisition	-	(607,415)
Gain on reduction of contingent consideration	(100,000)	-
Change in operating assets and liabilities:
Accounts receivable	(932,832)	(415,939)
Prepaid expenses and other current assets	(334,627)	(406,997)
Deposits and other assets	65,454	280,703
Due to related party	(32,489)	32,489
Costs & earnings in excess of billings	(214,950)	(2,022)
Accounts payable and accrued expenses	1,684,797	342,733
Deferred rent	(2,937)	(6,730)
Billings in excess of costs	9,471	135,001
Right of use assets and liabilities	65,875	-
Net cash used in operating activities	(3,418,862)	(3,806,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,044,457)	(155,559)
Purchase of domain names	(21,856)	-
Payments for business combination, net of cash acquired	(148,727)	-
Cash acquired as part of business combination	-	454,306
Payments for asset acquisition	-	(58,729)
Net cash (used in) provided by investing activities	(1,215,040)	240,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments pursuant to convertible notes payable - related party	-	(150,000)
Promissory note receivable	(75,000)	-
Payments pursuant to advances from related parties	(45,250)	-
Payments pursuant to notes payable	(18,467)	(27,836)
Payments pursuant to a promissory note	(280,000)	(250,000)
Payments pursuant to contingent consideration	-	(131,331)
Advances from related parties	-	(79,500)
Proceeds from notes payable	-	39,723
Proceeds from the issuance of a promissory note	580,000	250,000
Proceeds from the issuance of convertible notes payable	3,745,000	-
Proceeds from the issuance of common stock	1,306,313	3,355,445
Net cash provided by financing activities	5,212,596	3,006,501

Effect of foreign exchange rate changes on cash	(211,931)	(23,027)
Net change in cash	366,763	(582,793)
Cash, beginning of period	285,761	868,554
Cash, end of period	$652,524	$285,761

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$40,625	$-
Common stock issued pursuant to convertible notes payable	$676,741	$-
Debt discount for warrant liability	$(1,594,936)	$-
Equity issued pursuant to acquisition	$13,619,611	$57,940,735
Security Grade acquisition consideration settlement	$-	$-
Cash payable pursuant to acquisition	$50,000	$-
PIK interest payment of common stock	$132,850	$-
Common stock issued pursuant to contingent consideration as part of acquisition	$1,788,654	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$1,485,511	$-
Partial conversion of convertible note into common stock	$-	$175,000

See accompanying notes to the consolidated financial statements.

HELIX TCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

On March 3, 2018, Helix TCS, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“BioTrackTHC Merger Sub”), entered into an Agreement and Plan of Merger (the “BioTrackTHC Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which BioTrackTHC Merger Sub merged with and into BioTrackTHC (the “BioTrackTHC Merger”).

On June 1, 2018 (the “BioTrackTHC Closing Date”), in connection with closing the BioTrackTHC Merger, the Company issued 38,184,985 unregistered shares of its common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the BioTrackTHC Merger Agreement, if necessary. The Company also assumed the Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan (“BioTrackTHC Stock Plan”), pursuant to which options exercisable in the amount of 8,132,410 shares of common stock are outstanding. As a result, BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

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

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into an Agreement and Plan of Merger (the “Amercanex Merger Agreement”) with Green Tree International, Inc. (“GTI”) and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “GTI Merger”).

On September 10, 2019 (the “GTI Closing Date”), the Company closed the GTI Merger and entered into an Addendum No. 1 to the Amercanex Merger Agreement acknowledging and approving certain events that occurred since signing as well as implementing various related amendments to the Amercanex Merger Agreement. In connection with closing the GTI Merger, the Company issued 16,765,727 unregistered shares of Company common stock to GTI shareholders, of which 4,140,274 shares were held back to satisfy indemnification obligations in the Amercanex Merger Agreement, if necessary.

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

At December 31, 2019, the Company had a working capital deficit of approximately $3,416,501, as compared to working capital deficit of approximately $2,233,652 at December 31, 2018. The increase of $1,182,849 in the Company’s working capital from December 31, 2018 to December 31, 2019 was primarily the result of an increase in the Company’s convertible notes payable, net of discount – related party and accounts payable and accrued expenses, partially offset by a decrease in contingent consideration and an increase in accounts receivable, net.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in expanding its operation in new states, its security service in Colorado and California, and upgrading the capabilities of BioTrackTHC. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations for the next twelve months, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements for the next twelve months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2020 and beyond.

The Company plans to generate positive cash flow from its Colorado and California security operations, BioTrackTHC and Engeni software operations to address some of the liquidity concerns. The Company also plans to generate positive cash flows from the acquisitions of Tan Security and Green Tree made during 2019. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

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

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of December 31, 2019 or 2018.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $273,138 and $76,156 at December 31, 2019 and 2018, respectively.

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

Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and the current fair value of the asset. It was determined that during the first quarter of 2018, the Company’s entire amount of goodwill attributable to the Security Grade acquisition was impaired. See Note 7 for a further discussion on the impairment.

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

Lastly, the Company generates monthly recurring revenues from Cannalytics, its business intelligence and data tool for commercial customers. Revenue is recognized monthly.

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

Other Income

Other income consisted of a gain on the change in fair value of convertible notes, gain on the change in the fair value of warrant liability, loss on the change in fair value of convertible notes – related party, loss on the change in fair value of contingent consideration, loss on issuance of warrants and interest expense.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are 3 years for vehicles and 5 years for furniture and equipment. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold, or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in loss from operations.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $378,233 and $96,420 for the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2019 and 2018.

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

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock Based Compensation. Stock-based compensation to employees consist of stock option grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 718, based upon the fair-value of the underlying instrument. The equity instruments are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of December 31, 2019 and 2018. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

Basic net loss per share is based on the weighted average number of common and common-equivalent shares outstanding. Potential common shares includable in the computation of fully-diluted per share results are not presented in the consolidated financial statements for the years ended December 31, 2019 and 2018 as their effect would be anti-dilutive.

The anti-dilutive shares of common stock outstanding for years ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2019	2018
Potentially dilutive securities:
Convertible notes payable	5,994,838	124,784
Convertible Preferred A Stock	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201
Warrants	5,113,058	3,418,184
Stock options	11,617,381	8,729,463

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

Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $1,500,000. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in separate lease and non-lease components for all our leases. For additional information regarding the Company’s leases, see Note 19 in the notes to condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its financial statements and related disclosures

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures effective for public companies for the reporting periods beginning after December 15, 2019.

4.	Revenue Recognition

Adoption of ASC 606 Revenue from Contracts with Customers

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method with respect to all non-completed contracts as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018.

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregation of revenue

	For the Years Ended December 31,
	2019	2018
Types of Revenues:
Security and Guarding	$5,022,436	$4,889,472
Systems Installation	783,192	499,138
Software	9,486,472	4,174,963
Total revenues	$15,292,100	$9,563,573

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

The public-sector software assists government agencies in efficient oversight of cannabis related business under their jurisdiction. Revenues associated with governmental contracts are longer-term in nature and recognized upon completion of certain milestones over a period of time or on a completed-contract basis at a point in time. The Company considers the contract to be complete when all significant costs have been incurred and the customer accepts the project. Costs incurred prior to the customer accepting the project are deferred and reflected on the consolidated balance sheets as prepaid expenses and other current assets.

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at December 31, 2019 and 2018. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of December 31, 2019 and 2018.

5.	Business Combination

Security Grade Acquisition

On June 2, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in which the Company purchased all issued and outstanding Units of Security Grade Protective Services, Ltd. (“Security Grade”), which comprised of 800,000 Class A Units and 200,000 Class B Units. At closing, the Company delivered $800,000 in cash and 207,427 non-qualified stock options (the “Initial Stock Options”). Furthermore, provided that, within the first 60 days following the closing, no material customer identified in the Agreement terminates its contractual relationship with the Company and that all contracts with such material customers are in full force and effect without default or cancellation as of the 60th day following the closing, on the 61st day following the closing, the Company shall deliver an additional $800,000 in cash and issue 207,427 additional stock options (the “Additional Stock Options”). In the event of termination, cancellation or default of any contract with one or more material customer identified in the Agreement within the first 60 days following the closing, the stock options received by the acquiree shall be reduced and/or forfeited to the extent necessary (pro rata based upon their ownership interest in the Company immediately preceding the closing) by a percentage equal to the revenue received by the Company from the terminating customer(s) in the 180 days immediately preceding such termination divided by the revenue received by the Company from all material customers identified in the Agreement in the 180 days immediately preceding such termination. As of December 31, 2019 and 2018, the Company had a liability pursuant to the Agreement of $0 and $101,667, respectively, payable following the closing.

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

BioTrackTHC Acquisition

In connection with closing the BioTrackTHC Merger, the Company issued 38,184,985 unregistered shares of Company common stock to BioTrackTHC stockholders, of which 1,852,677 shares were held back to satisfy indemnification obligations in the BioTrackTHC Merger Agreement, if necessary. The Company also assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date.

The BioTrackTHC Merger is being accounted for as a business combination in accordance with ASC 805. The Company’s allocation of the purchase price was calculated as follows:

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

Total acquisition costs for the BioTrackTHC merger incurred during the year ended December 31, 2018 was $116,624, and is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

Engeni SA Acquisition

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

Base Price - Common Stock	$388,702
Contingent Consideration - Common Stock	777,298
Total Purchase Price	$1,166,000

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$5,609
Accounts receivable and other assets	30,479
Property, plant and equipment, net	57,830
Software	449,568	3.3
Goodwill	778,552
Total assets acquired	$1,322,038
Liabilities assumed:
Accounts payable	$56,038
Total liabilities assumed	56,038
Estimated fair value of net assets acquired	$1,266,000

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

Green Tree International, Inc.

Pursuant to the Amercanex Merger Agreement, the Company issued to the GTI stockholders an amount of unregistered shares of the Company’s common stock equal to $15 million, based on the average closing price of the Company’s common stock over the forty-five (45) trading day period ending three (3) trading days prior to the GTI Closing Date. If revenues of GTI in the second 12 month period following the GTI Closing Date exceed $5 million and are less than or equal to $10 million, the Company shall issue to the GTI shareholders a number of unregistered Helix shares (whether issued or reserved for issuance) equal to the quotient of (a) $5 million divided by (b) Helix share price multiplied by the quotient of (c) the revenues of GTI in the second 12 month period following the GTI Closing Date less $5 million divided by (d) $5 million.

To secure the indemnification obligations of the GTI shareholders to the Company under the GTI Merger Agreement, 4,140,274 of the Company shares issued to the GTI shareholders were held back and the Company is entitled to retain such number of the holdback shares as necessary to satisfy those indemnification obligations. 50% of the holdback shares that remain after satisfaction of any indemnification obligations will be released 12 months after the GTI Closing Date of the merger, and the remainder 24 months after the GTI Closing Date of the merger. Additionally, if in the first 12 months following the closing GTI generates less than $1.5 million of revenues, 100% of the holdback shares shall be returned to the Company.

In connection with closing the GTI Merger on September 10, 2019, the Company issued 16,765,727 unregistered shares of its common stock to GTI stockholders. In connection with the GTI Merger, Steve Janjic joined the board of directors of the Company.

The GTI Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the GTI Merger. These values are subject to change as we perform additional reviews of our assumptions utilized.

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

Total acquisition costs for the GTI Merger incurred during the year ended December 31, 2019 was $83,324, and is included in selling, general and administrative expense in the Company’s consolidated statements of operations.

Unaudited Pro Forma Results

GTI contributed revenues of $0 and a net loss of $73,644 for the period September 10, 2019 through December 31, 2019, included in the Company’s consolidated statements of operations.

6.	Property and Equipment, Net

At December 31, 2019 and 2018, property and equipment consisted of the following:

	December 31,
	2019	2018
Furniture and equipment	$262,167	$264,659
Software equipment	561,964	-
Vehicles	201,066	202,700
Total	1,025,197	467,359
Less: Accumulated depreciation	(219,518)	(117,841)
Property and equipment, net	$805,679	$349,518

Depreciation expense for the years ended December 31, 2019 and 2018 was $95,685 and $106,625, respectively.

7.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets:

		December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination (2)	Assets Acquired	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$-	$(69,533)	$23,894
Trade names and trademarks	5 - 10	591,081	-	-	(207,525)	383,556
Web addresses	5	130,000	-	-	(95,611)	34,389
Customer list	5	11,459,027	-	-	(4,256,070)	7,202,957
Software	4.5	9,771,195	452,002	1,625	(3,492,525)	6,732,297
Domain Name	5	-	-	20,231	(2,037)	18,194
		$22,044,730	$452,002	$21,856	$(8,123,301)	$14,395,287

			December 31, 2018
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2017	Assets Acquired Pursuant to Business Combination (1) (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(50,858)	$42,569
Trade names and trademarks	5-10	125,000	466,081	(91,554)	499,527
Web addresses	5	130,000	-	(69,625)	60,375
Customer list	5	3,154,578	8,304,449	(1,965,520)	9,493,507
Software	4.5	-	9,771,195	(1,263,095)	8,508,100
		$3,503,005	$18,541,725	$(3,440,652)	$18,604,078

(1)	On June 1, 2018, the Company acquired various assets of BioTrackTHC (See Note 5)

(2)	On August 3, 2018, the Company acquired various assets of Engeni (See Note 5)

(3)	On September 10, 2019, the Company acquired various assets of GTI (See Note 5)

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $4,682,649 and $2,979,906 for the years ended December 31, 2019 and 2018, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31,	Future amortization expense
2020	$4,773,348
2021	4,718,392
2022	4,036,485
2023	808,591
2024	39,669
Thereafter	18,802
Total	$14,395,287

The following table summarizes the Company’s goodwill as of December 31, 2019 and 2018:

Total Goodwill
Balance at December 31, 2017	$664,329
Impairment of goodwill	(664,329)
Goodwill attributable to Biotrack acquisition	39,135,007
Goodwill attributable to Engeni acquisition	778,552
Balance at December 31, 2018	$39,913,559

Goodwill attributable to Tan Security acquisition	821,807
Goodwill attributable to Green Tree acquisition	12,980,840
Balance at December 31, 2019	$53,716,207

8.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$444,344	$89,700
Estimated earnings	150,355	50,512
Cost and estimated earnings earned on uncompleted contracts	594,699	140,212
Billings to date	501,543	252,535
Billings in excess of costs and costs in excess of billings on uncompleted contracts	93,156	(112,323)

Costs in excess of billings	$257,819	$42,869
Billings in excess of cost	(164,663)	(155,192)
	$93,156	$(112,323)

9.	Accounts Payable and Accrued Expenses

As of December 31, 2019 and 2018, accounts payable and accrued expenses consisted of the following:

	December 31,
	2019	2018
Accounts payable	$895,785	$842,389
Accrued compensation and related expenses	260,280	-
Accrued expenses	1,733,371	847,560
Accrued interest	-	12,764
Lease obligation - current	373,710	-
Total	$3,263,146	$1,702,713

10.	Convertible Notes Payable, net of discount

	December 31,
	2019	2018
Note Five, 5% convertible promissory note, fixed secured, maturing November 16, 2019	$-	$187,177
Note Ten, 25% convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	143,630	-
Note Eleven, 10% convertible promissory note, fixed secured, maturing May 15, 2020, net of debt discount for warrants and legal fees	185,313	-
Note Twelve, 10% convertible promissory note, fixed secured, maturing June 16, 2020, net of debt discount for warrants and legal fees	205,363	-
Note Thirteen, 10% convertible promissory note, fixed secured, maturing July 11, 2020, net of debt discount for warrants and legal fees	206,091	-
Note Fourteen, 12% convertible promissory note, fixed secured, maturing September 26, 2020, net of debt discount for warrants and legal fees	92,095	-
Note Fifteen, 12% convertible promissory note, fixed secured, maturing November 15, 2021	385,000	-
	1,217,492	187,177
Less: Current portion	(832,492)	(187,177)
Long-term portion	$385,000	$-

On May 16, 2018, the Company amended Note Five (“Second Amendment”) with the First Investor. The Second Amendment states that Note Five shall have a maturity of November 16, 2018 and shall be pre-payable at any time at 120% of the unpaid principal and accrued interest balance. The principal amount as of the date of the Second Amendment was $112,305.

In November 2018, the Company amended Note Five (“Third Amendment”) with a second investor. The Third Amendment states that Note Five shall have a maturity of November 16, 2019. The principal amount as of the date of the Third Amendment was $115,136. During March 2019, the remaining principal of $112,305 was converted into 155,421 shares of common stock. The interest expense associated with Note Five was $936 and $10,724 for the years ended December 31, 2019 and 2018, respectively.

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

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. During 2019, the investor elected their option to partially convert $280,000 in principal of Note Ten into 875,894 shares of the Company’s common stock. As of December 31, 2019, the fair value of Note Ten was $202,125. Accordingly, the Company recorded a change in fair value of $32,125 related to Note Ten for the year ended December 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the relative fair value of the warrants at inception of Note Ten. Debt discounts amortized to interest expense was $297,352 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $58,495. In May, September, and December 2019, the Company issued 15,625, 16,568 and 19,401 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062, $14,063, and $12,029, respectively. Accrued interest expense associated with Note Ten was $3,542 as of December 31, 2019, which includes PIK interest payable.

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

The Company evaluated Note Eleven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Eleven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Eleven was $204,444. Accordingly, the Company recorded a change in fair value of $195,556 related to Note Eleven for the year ended December 31, 2019.

In addition, the company recorded a debt discount of $38,543 relating to the warrants issued in the amount of $18,543 based on the relative fair value of the warrants themselves at inception of Note Eleven and $20,000 relating to legal fees. Debt discounts amortized to interest expense were $19,412 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $19,131. Accrued interest expense associated with Note Eleven was $17,460 as of December 31, 2019.

On September 16, 2019, the Company entered into a $450,000 Fixed Convertible Promissory Note (“Note Twelve”) with the investor. The investor provided the Company with $427,500 in cash proceeds, which was received by the Company during the period ended December 31, 2019. The additional $22,500 was retained by the investor for due diligence and legal bills for the transaction and was recorded as a debt discount. Note Twelve will mature on June 16, 2020 and bear interest at a rate of 10% per annum, payable by the Company in cash. The principal balance of Note Twelve is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $0.90 per share for the first 6 months and thereafter at the lower of $0.90 per share or at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Twelve. In conjunction with Note Twelve, the Company issued a warrant to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Twelve in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Twelve will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Twelve was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Twelve for the year ended December 31, 2019.

In addition, the company recorded a debt discount of $40,183 relating to the warrants issued in the amount of $17,683 based on the residual fair value of the warrants themselves at inception of Note Twelve and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $15,545 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $24,638. Accrued interest expense associated with Note Twelve was $18,285 as of December 31, 2019.

On October 11, 2019, the Company entered into a $450,000 Fixed Convertible Promissory Note (“Note Thirteen”) with the investor. The investor provided the Company with $427,500 in cash proceeds, which was received by the Company during the period ended December 31, 2019. The additional $22,500 was retained by the investor for due diligence and legal bills for the transaction and was recorded as a debt discount. Note Thirteen will mature on July 11, 2020 and bear interest at a rate of 10% per annum, payable by the Company in cash. The principal balance of Note Thirteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $0.90 per share for the first 6 months and thereafter at the lower of $0.90 per share or at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Thirteen. In conjunction with Note Thirteen, the Company issued a warrant to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Thirteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Thirteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Thirteen was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Thirteen for the year ended December 31, 2019.

In addition, the company recorded a debt discount of $33,943 relating to the warrants issued in the amount of $11,443 based on the residual fair value of the warrants themselves at inception of Note Thirteen and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $10,034 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $23,909. Accrued interest expense associated with Note Thirteen was $16,022 as of December 31, 2019.

On December 26, 2019, the Company entered into a $210,526 Fixed Convertible Promissory Note (“Note Fourteen”) with the investor. The investor provided the Company with $200,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. The additional $10,526 was retained by the investor for due diligence and legal bills for the transaction and was recorded as a debt discount. Note Fourteen will mature on September 26, 2020 and bear interest at a rate of 12% per annum, payable by the Company in cash. The principal balance of Note Fourteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at $0.90 per share for the first 6 months and thereafter at the lower of $0.90 per share or at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Fourteen. In conjunction with Note Fourteen, the Company issued a warrant to the investor to purchase 12,500 shares of the Company’s common stock at $1.00 per share.

The Company evaluated Note Fourteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Fourteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Fourteen was $107,602. Accordingly, the Company recorded a change in fair value of $102,924 related to Note Fourteen for the year ended December 31, 2019.

In addition, the company recorded a debt discount of $15,794 relating to the warrants issued in the amount of $5,268 based on the residual fair value of the warrants themselves at inception of Note Fourteen and $10,526 relating to legal fees. Debt discounts amortized to interest expense were $287 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $15,507. Accrued interest expense associated with Note Fourteen was $463 as of December 31, 2019.

On November 15, 2019, the Company entered into a $5,000,000 Unsecured Convertible Promissory Note (“Note Fifteen”) with the investor. The investor provided the Company with $385,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. Note Fifteen will mature on November 15, 2021 and bear interest at a rate of 12% per annum, payable by the Company in cash. The principal balance of Note Fifteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Fifteen. As of December 31, 2019, the balance of Note Fifteen was $385,000. Accrued interest expense associated with Note Fifteen was $5,239 as of December 31, 2019.

11.	Related Party Transactions

Advances from Related Parties

The Company had a loan outstanding from a former Company executive. The advance did not accrue interest and had no definite repayment terms. The loan balance was $0 and $45,250 for the years ended December 31, 2019 and 2018, respectively.

Convertible Note Payable

On March 11, 2016, the Company entered into an Unsecured Convertible Promissory Note (“Note Eight”) with a Director of the Company (the “Related Party Holder”). The Related Party Holder provided the Company with $150,000 in cash, and the Company promised to pay the principal amount, together with interest at an annual rate of 7%, with principal and accrued interest on Note Eight due and payable on December 31, 2017 (unless converted under terms and provisions as set forth below). The principal balance of Note Eight was convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at a forty percent (40%) discount to the average market closing price for the previous five (5) trading days, preceding the date of conversion election. The Company evaluated Note Eight in accordance with ASC 480, Distinguishing Liabilities from Equity and determined that Note Eight will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings.

On February 20, 2018, the Company entered into an agreement to amend Note Eight (this “Amendment”) with the Related Party Holder. The Company and the Related Party Holder desired to extend the maturity date of Note Eight to August 20, 2018. Note Eight was amended as follows. The Company promises to pay (i) all accrued interest on the unpaid principal amount through December 31, 2017 and (ii) $25,000 in principal within 5 business days of the date of the Amendment. The Company agrees to issue 15,000 shares of restricted Company common stock as an inducement for this amendment within 10 business days of the date of the Amendment. The principal amount of the note will be reduced to $125,000. Unless extended by the Company, converted or prepaid earlier, all unpaid principal and unpaid accrued interest on Note Eight shall be due and payable on August 20, 2018 (the “Maturity Date”). All provisions related to conversion of Note Eight into equity securities of the Company were terminated as part of this Amendment.

As of February 20, 2018, the fair value of the liability was $239,343, however due to termination of the conversion of the note into equity securities, Note Eight will be valued in its principal amount of $125,000 and accordingly the Company recorded a credit regarding the change in fair value of $93,506 for the year ended December 31, 2018. The interest expense associated with Note Eight was $5,806 for the year ended December 31, 2018. Note Eight was paid in full on the Maturity Date.

On March 1, 2019, the Company entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with Rose Capital Fund I, LP (the Related Party Holder”). A Managing Member of the Related Party Holder is also a Director of the Company. The Related Party Holder provided the Company with $1,475,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. The additional $25,000 was retained by the Related Party Holder for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bear interest at a rate of 25% per annum, payable by the Company half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, into the Company’s common stock at the lower of $0.90 per share or a 30% discount to the Company’s 30-day weighted average listed price per share immediately before the date of conversion. In conjunction with Note Nine, the Company issued a warrant to the Related Party Holder to purchase 535,715 shares of the Company’s common stock at $1.40 per share.

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Nine was $1,783,454. Accordingly, the Company recorded a change in fair value of $283,454 related to Note Nine for the year ended December 31, 2019.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the Related Party Holder for legal bills for the transaction will be recorded as a debt discount. Debt discounts amortized to interest expense were $1,012,059 for the year ended December 31, 2019, respectively. The unamortized discount balance at December 31, 2019 was $199,094. In May and October 2019, the Company issued 52,083 and 83,311 restricted shares of common stock as PIK interest payments in the amount of $46,875 and $45,821, respectively. Accrued interest expense associated with Note Nine was $93,750 as of December 31, 2019, which includes PIK interest payable. As of December 31, 2019, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,584,360.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of December 31, 2019, the fair value of the warrant liability was $182,065. Accordingly, the Company recorded a change in fair value of $1,004,088 during the year ended December 31, 2019, which is reflected in the consolidated statements of operations.

12.	Promissory Notes

On August 29, 2018, the Company entered into an unsecured promissory note in the amount of $250,000. The unsecured promissory note has a fixed interest rate of 7% and is due and payable on July 31, 2019. As of December 31, 2018 the unsecured promissory note was paid off in full. The interest expense associated with the unsecured promissory note was $0 and $3,021 for the years ended December 31, 2019 and 2018, respectively.

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

13.	Notes Payable

As of December 31, 2019 and December 31, 2018 Notes payable consisted of the following:

	December 31,
	2019	2018
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$52,507	$71,284
Loans Payable - Credit Union	5,385	5,075
Notes Payable	400,000	-
Less: Current portion of loans payable	(24,805)	(24,805)
Long-term portion of loans payable	$433,087	$51,554

The interest expense associated with the notes payable was $5,874 and $5,281 for the years ended December 31, 2019 and 2018, respectively.

In connection with the GTI Merger, the Company assumed a $400,000 Senior Secured Convertible Debenture (the “Convertible Debenture”) (See Note 5). The Convertible Debenture will mature on July 31, 2021 and bears interest at a rate of 10% per annum, payable by the Company to the Lender. In the event that Lender elects to convert the Convertible Debenture into Helix common stock or in the event Helix required the lender to convert the Convertible Debenture into its common stock, the number of shares that shall be issuable upon full conversion of the Convertible Debenture at any time shall be equal to the outstanding principal of the Convertible Debenture divided by $1.00. Pursuant to the terms of the Convertible Debenture, Helix common stock can be transferred to the lender from Steve Janjic, as a shareholder of the Company who receives shares of Helix common stock at the closing, instead of via a new issuance of shares of Helix common stock by Helix to the lender, and the lender agrees to accept such transfer of shares from Mr. Janjic as the issuance of Helix common stock.

In addition, the Company shall have the right to require the lender to convert the Convertible Debenture into Helix common stock at any time provided its common stock is listed on a stock exchange other than the U.S. OTCQB, the common stock would be fully traded up on conversion and the trading price of its common stock closes above $1.15 for 20 consecutive trading days on such exchange. The Convertible Debenture will be secured by a general security interest over all of the assets of GTI, however does not apply to those assets owned by Helix or Merger Sub prior to the closing of the GTI Merger.

14.	Shareholders’ Equity

Common Stock

Subscription Agreements

The table below reflect shares of restricted common stock issued in relation to Subscription Agreements during the year-ended December 31, 2018:

Date of Sale	Number of Shares Sold	Total Proceeds
February 2018	222,222	$200,000
March 2018	500,000	450,000
April 2018	500,000	450,000
May 2018	244,444	219,999
July 2018	327,777	294,999
August 2018	327,777	294,999
August 2018	183,333	164,999
September 2018	577,778	520,000
October 2018	694,444	625,000
November 2018	150,000	135,000
December 2018	222,222	200,000
	3,949,997	$3,554,996

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

In March and June 2019, the Company issued 1,255,222 and 166,667 shares of common stock as part of investment unit purchase agreements (see Note 16).

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

In May, September, October and December 2019, the Company issued 51,594 and 135,394 restricted shares of common stock as PIK interest payments in the amount of $40,154 and $92,696, respectively (see Notes 10 and 11).

In August 2019, the Company issued 16,765,727 shares of common stock as part of the GTI acquisition (see Note 5).

In November 4, 2019, the Company issued 100,000 shares of restricted common stock resulting from a consulting agreement.

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

On October 18, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $20,000 in principal of the convertible note into 56,738 shares of the Company’s common stock.

On November 15, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $20,000 in principal of the convertible note into 63,012 shares of the Company’s common stock.

On November 7, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $40,000 in principal of the convertible note into 126,024 shares of the Company’s common stock.

On November 11, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $100,000 in principal of the convertible note into 315,060 shares of the Company’s common stock.

On November 19, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $100,000 in principal of the convertible note into 315,060 shares of the Company’s common stock.

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

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the year-ended December 31, 2019.

Date of Sale	Number of Shares Issued	Total Expense
March 2019	250,000	$320,000
Ending Balance	250,000	$320,000

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the year-ended December 31, 2018.

Date of Sale	Number of Shares Issued	Total Expense
January 2018	42,850	$173,014
March 2018	100,000	250,000
May 2018	133,900	223,774
July 2018	100,000	126,000
August 2018	10,000	10,600
August 2018	33,195	33,195
October 2018	20,000	20,400
November 2018	75,000	79,500
Ending Balance	514,945	$916,483

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

In May and June 2019, the Company awarded five employees, options to purchase a total of 50,000and 170,000 shares of the Company’s common stock at prices ranging from $1.05 to $2.03 per share. These options shall vest over a period ranging from September 2019 to June 2020 and have expiration dates ranging from May 2024 to June 2024.

On November 1, 2019, the Company awarded an investor an option to purchase a total of 50,000 shares of the Company’s common stock at an exercise price of $.435 per share. All of the options shall vest immediately. These options shall expire on November 1, 2022.

On December 1, 2019, the Company awarded an investor an option to purchase a total of 50,000 shares of the Company’s common stock at an exercise price of $.535 per share. All of the options shall vest immediately. These options shall expire on December 1, 2022.

On December 27, 2019, the Company awarded various BioTrackTHC employees options to purchase a total of 1,730,000 shares of the Company’s common stock at an exercise price of $.52 per share. 432,500 of the options shall vest immediately and 432,500 of the options shall vest on June 27, 2020, December 27, 2020 and June 27, 2021. These options shall expire on December 27, 2024.

The fair value of the stock options was estimated using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The assumptions at the inception date are as follows:

	December 31, 2019	March 28, 2018 to December 31, 2018
Exercise Price	$0.435 to $2.59	$1.90 to $2.09
Fair value of company’s common stock	$0.435 to $2.35	$0.90 to $1.90
Dividend yield	0	0
Expected volatility	110% to 191%	186.64% to 253.52
Risk free interest rate	1.55% to 2.51%	2.35% to 2.59
Expected life (years) remaining	2.92 to 9.22	4.24 to 10.00

On March 6, 2018, the Company filed a lawsuit in the United States Court for the District of Colorado alleging violations in previously disclosed representations and warranties by the plaintiff as part of the Acquisition. Following the appointment of a registered Public Company Accounting Oversight Board (“PCAOB”) auditor, certain misrepresentations, primarily surrounding the misclassification of certain revenues as being recurring, were discovered, artificially inflating the price of the membership interest in Security Grade. As a result of the settlements with the selling shareholders, 79,486 options previously issued as part of the acquisition were cancelled.

As part of the BioTrackTHC Merger Agreement entered into between the Company and BioTrackTHC, on June 1, 2018 (see Note 5), the Company assumed the BioTrackTHC Stock Plan, pursuant to which options exercisable at prices between $0.001 to $1.66 per share for 8,132,410 shares of Company common stock are outstanding so that the BioTrackTHC stockholders owned approximately 48% of the Company on a fully diluted basis as of the BioTrackTHC Closing Date. Stock option activity for the years ended December 31, 2019 and 2018 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at January 1, 2018	414,854	$0.001	2.42
Granted	490,000	$1.916	8.84
Options assumed pursuant to acquisition – BioTrackTHC Stock Plan	3,841,492	$0.790	1.84
Options assumed pursuant to acquisition – Management Awards	4,290,918	$0.439	2.34
Exercised	(226,822)	$0.001	1.50
Forfeited and expired	(79,486)	$0.001	0.00
Outstanding at January 1, 2019	8,730,956	$0.671	2.44
Granted	3,075,000	$1.161	5.56
Exercised	(188,575)	$0.261	0.57
Outstanding at December 31, 2019	11,617,381	$0.807	3.21
Vested options at December 31, 2019	9,339,881	$0.716	1.72

16.	Warrant Liability

During the year ended December 31, 2018, the Company entered into a Graduated Lock-Up Letter to induce the entering into of a consulting agreement in exchange for 50,000 shares of the Company’s common stock and the granting of 575,000 warrants for the purchase of common stock of the Company.  The company recognized compensation expense of $943,000 for the year ended December 31, 2018 relating to the granting of the warrants.

On December 12, 2018, the Company sold an aggregate of 222,222 units (the “December 2018 Units”) of the Company’s securities to an investor at a purchase price of $0.90 per unit for total proceeds of $200,000.  Each December 2018 Unit consists of one share of the Company’s common stock and a warrant (“December Warrant”) exercisable to purchase one half of one share of common stock of the Company. As of December 31, 2019, the warrants granted were not exercised.

Each December Warrant is exercisable at any time on or after 90 days from the issuance date until the four-year anniversary issuance date.  Each December Warrant is exercisable at a price of $1.25 per one half of one share of common stock (thereby requiring the exercise of two warrants to purchase one share of common stock).

The Company determined that the December Warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding December Warrants. In accordance with the accounting guidance, the outstanding December Warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At inception, December 12, 2018, the fair value of the warrant liability was $108,000 while as of December 31, 2019 and 2018, the fair value of the warrant liability was $33,100 and $92,000, respectively. Accordingly, the Company recorded a change in fair value of the warrant liability of $(58,900) and $(16,000) related to the warrants for the years ended December 31, 2019 and 2018, respectively.

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $355,847 while as of December 31, 2019, the fair value of the warrant liability was $54,620. Accordingly, the Company recorded a change in fair value of the warrant liability of $(301,227) related to Note Ten for the year ended December 31, 2019.

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

As of December 31, 2019, the fair value of the warrant liability was $193,753 and the Company recorded a change in fair value of the warrant liability of $(1,523,753) for the year ended December 31, 2019.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time nine months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At inception, March 11, 2019, the fair value of the warrant liability was $198,148, which was recognized as a loss in earnings for the year ended December 31, 2019. As of December 31, 2019, the fair value of the warrant liability was $24,504 and the Company recorded a change in fair value of the warrant liability of $(173,644) related to the warrants for the year ended December 31, 2019.

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

The gross proceeds from the 166,667 investment units at $0.90 was $150,000.  The fair value of the June Warrant Shares at issuance was $83,586 while as of December 31, 2019, the fair value of the warrant liability was $26,881. Accordingly, the Company recorded a change in fair value of the warrant liability of $(56,705) related to the warrants for the year ended December 31, 2019.

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

The Company determined that the warrants associated with Note Eleven are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, August 15, 2019, the fair value of the warrant liability was $18,542 while as of December 31, 2019, the fair value of the warrant liability was $9,130. Accordingly, the Company recorded a change in fair value of the warrant liability of $(9,412) related to Note Eleven for the year ended December 31, 2019.

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

The Company determined that the warrants associated with Note Twelve are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, September 16, 2019, the fair value of the warrant liability was $17,683 while as of December 31, 2019, the fair value of the warrant liability was $9,194. Accordingly, the Company recorded a change in fair value of the warrant liability of $(8,489) related to Note Twelve for the year ended December 31, 2019.

On October 11, 2019, in connection with the issuance of Note Thirteen, the Company issued warrants, of which the value was derived and based off the fair value of Note Thirteen, to the investor to purchase 25,000 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after October 11, 2019 and on or before October 11, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Thirteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, October 11, 2019, the fair value of the warrant liability was $11,443 while as of December 31, 2019, the fair value of the warrant liability was $9,236. Accordingly, the Company recorded a change in fair value of the warrant liability of $(2,207) related to Note Thirteen for the year ended December 31, 2019.

On November 1, 2019, the Company issued warrants to an institution to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.435. The warrants are exercisable at any time after the issuance date within five years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At inception, November 1, 2019, the fair value of the warrant liability was $37,889, which was recognized as a loss in earnings for the year ended December 31, 2019. As of December 31, 2019, the fair value of the warrant liability was $40,063 and the Company recorded a change in fair value of the warrant liability of $2,174 related to the warrants for the year ended December 31, 2019.

On December 26, 2019, in connection with the issuance of Note Fourteen, the Company issued warrants, of which the value was derived and based off the fair value of Note Fourteen, to the investor to purchase 12,500 shares of the Company’s common stock at $1.00 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after December 26, 2019 and on or before December 26, 2024, by delivery to the Company of the Notice of Exercise.

The Company determined that the warrants associated with Note Fourteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, December 26, 2019, the fair value of the warrant liability was $5,268 while as of December 31, 2019, the fair value of the warrant liability was $4,687. Accordingly, the Company recorded a change in fair value of the warrant liability of $(581) related to Note Fourteen for the year ended December 31, 2019.

A summary of warrant activity is as follows:

	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2018	2,732,073	$0.23
Warrants granted	686,111	$0.21
Balance at January 1, 2019	3,418,184	$0.23
Warrants granted	1,694,874	$1.17
Balance at December 31, 2019	5,113,058	$0.55

Warrant Obligations

In connection with the Series B Preferred Stock Purchase Agreement (See Note 14), the Company is obligated to issue warrants to a third-party to purchase 812,073 shares of common stock at $0.325 per share for services rendered. These warrants have been accounted for as warrant obligations and are recognized as a liability on the consolidated balance sheets as of December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company recorded a change in fair value of the warrant obligations of $(676,144) and $1,625,398, respectively, and is reflected in the consolidated statements of operations. Although the Company issued warrants during the first quarter of 2018, the rights entitled to the third-party holder of the warrants to purchase shares of the Company’s common stock was not exercised. Upon exercising the right to purchase the Company’s common stock by the third-party, the Company will de-recognize the liability for warrant obligations and reclassify the appropriate amount into equity.

The fair value of the Company’s obligation to issue warrants was calculated using the Black-Scholes model and the following assumptions:

	As of December 31, 2019	As of December 31, 2018
Fair value of company’s common stock	$0.60	$0.90
Dividend yield	0%	0%
Expected volatility	45% - 140%	175.0%
Risk Free interest rate	1.55% - 1.79%	2.49%
Expected life (years)	2.83	1.65
Fair value of financial instruments - warrants	$715,259	$896,171

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2018	$2,429,569
Change in fair value of liability to issue warrants	(1,641,398)
Balance as of December 31, 2018	$896,171
Fair value of warrants issued	3,632,065
Change in fair value of liability to issue warrants	(3,812,977)
Balance as of December 31, 2019	$715,259

17.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 2,599,945 and 1,004,945 shares of common stock were granted as of December 31, 2019 and December 31, 2018, respectively.

Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan

On October 22, 2014, BioTrackTHC approved and adopted the BioTrackTHC Stock Plan. The BioTrackTHC Stock Plan set aside and reserved 600,000 shares of BioTrackTHC’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the BioTrackTHC Stock Plan include employees (including officers and directors) of BioTrackTHC or its affiliates and consultants who provide significant services to BioTrackTHC or its affiliates (the “Grantees”). The BioTrackTHC Stock Plan permits BioTrackTHC to issue to Grantees qualified and/or non-qualified options to purchase BioTrackTHC’s common stock, restricted common stock, performance units, and performance shares. The term of each award under the BioTrackTHC Stock Plan shall be no more than ten years from the date of grant thereof. BioTrackTHC’s Board of Directors or a committee designated by the Board of Directors is responsible for administration of the BioTrackTHC Stock Plan and has the sole discretion to determine which Grantees will be granted awards and the terms and conditions of the awards granted. The BioTrackTHC Stock Plan will annually increase the number of shares of common stock authorized for issuance thereunder to 15% of the Company’s common stock outstanding as of the first day of each calendar year beginning January 1, 2016 (see Notes 5 and 15).

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Note 5 and 15).

18.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the years ended December 31, 2019 and 2018 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the years ended December 31, 2019, and 2018, the Company has a net operating loss carry forwards of approximately $18,025,000 and $12,686,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines the lease and non-lease components in determining the lease liabilities and ROU assets.

Activity related to the Company’s leases was as follows:

Year Ended December 31, 2019
Operating lease expense	$513,008
Cash paid for amounts included in the measurement of operating lease liabilities	$389,380
ROU assets obtained in exchange for operating lease obligations	$1,499,752

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of December 31, 2019
Other assets	$1,091,065

Accounts payable and accrued liabilities	$373,710
Other long-term liabilities	783,230
Total lease liabilities	$1,156,940

Weighted average remaining lease term (in years)	2.91
Weighted average discount rate	6.00%

The Company is obligated under operating lease agreements for office facilities in Colorado, Florida, Washington and Hawaii, which expire in February and March 2021.

Rent expense incurred under the Company’s operating leases amounted to $561,530 and $362,607 during the years ended December 31, 2019 and 2018, respectively.

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019, for the following five fiscal years and thereafter were as follows:

As of December 31, 2019
2020	$393,413
2021	248,223
2022	195,144
2023	200,944
2024	205,435
Thereafter	-
Total future minimum lease payments	$1,243,159
Less imputed interest	(86,219)
Total	$1,156,940

As of December 31, 2019, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

As of December 31, 2019 the future minimum lease payments, as defined under the previous lease accounting guidance of ASC 840, under noncancelable operating leases for the following five fiscal years and thereafter are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2020	420,291
2021	275,223
2022	198,144
2023	199,144
2024	205,135
Thereafter	-
Total	$1,297,937

20.	Segment Reporting

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

The following represents selected information for the Company’s reportable segments:

	For the Years Ended December 31,
	2019	2018

Security and guarding
Revenue	$5,022,436	$4,889,472
Cost of revenue	4,004,881	3,618,173
Gross profit	1,017,555	1,271,299
Total operating expenses (1)	7,174,866	11,101,635
Loss from operations	(6,157,311)	(9,830,336)
Total other income	553,612	3,029,392
Total net loss	$(5,603,699)	$(6,800,944)

Systems installation
Revenue	$783,192	$499,138
Cost of revenue	854,801	531,567
Gross profit	(71,609)	(32,429)
Total operating expenses	545,474	168,159
Loss from operations	(617,083)	(200,588)
Total other income (expense)	88,903	(273,642)
Total net loss	$(528,180)	$(474,230)

Software
Revenue	$9,486,472	$4,174,963
Cost of revenue	3,318,455	1,819,299
Gross profit	6,168,017	2,355,664
Total operating expenses	9,616,488	3,046,390
Loss from operations	(3,448,471)	(690,726)
Total other income	181	98
Total net loss	$(3,448,290)	$(690,628)

(1)	Total operating expenses for the years ended December 31, 2019 and 2018 contained certain corporate expenditures totaling $5,399,184 and $8,687,900, respectively, which benefit all segments of the business but are not specifically allocable to any one segment.

21.	Subsequent Events

On February 10, 2020, the Company and Advantage Platform Services Inc. (“Advantage”) entered into an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”). Pursuant to the terms and conditions of the Future Receipts Agreement, the Company sold to Advantage 15% of the proceeds of future sales made by the Company, up to $660,000 (“Future Sales Amount”), for an immediate cash payment by Advantage of $500,000 (“Purchase Price”). The Future Receipts Agreement includes an origination fee of $15,000, which was deducted from the Purchase Price, and weekly payments of $15,000 for eight weeks followed by weekly payments of $20,000 to be made by the Company to Advantage until the Future Sales Amount is paid in full.

On February 14, 2020 John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), claiming that he owned 10% of GTI. The Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously.

On March 6, 2020, Terence Ferraro resigned as a director of Helix TCS, Inc. (the “Company”). On the same date, the Company’s Board of Directors appointed Garvis Toler III as a director to fill the vacancy. TJ Ferraro’s resignation was not due to a disagreement with the Company’s Board of Directors or management or any matter relating to the Company’s operations, policies or procedures.

During January and February 2020, the holder of a 25% fixed secured convertible promissory note issued by the Company elected its option to partially convert $140,000 in principal of the convertible note into 435,554 shares of the Company’s common stock.

During March 2020, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to partially convert $120,000 in principal of the convertible note into 1,084,186 shares of the Company’s common stock.

On January 28, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell 270,270 shares of restricted common stock of the Company and 135,135 warrants to purchase shares of restricted common stock of the Company for an aggregate purchase price of $100,000. The warrants are exercisable at $.40 per warrant and expire four years after issuance.

On February 29, 2020 the Company and Patrick Vo entered into a Separation Agreement and General Release (the “Separation Agreement”). As part of the Separation Agreement Patrick Vo forfeited 1,634,670 vested and unexercised stock options to purchase shares of the Company’s common stock.