Form 10-Q
period 2020-03-31
Helix TCS, Inc.
filed 2020-05-15
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 12, 2020, the registrant had 97,924,212 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$616,837	$652,524
Accounts receivable, net	1,504,765	1,870,722
Prepaid expenses and other current assets	874,334	737,159
Costs & earnings in excess of billings	260,895	257,819
Total current assets	3,256,831	3,518,224

Property and equipment, net	979,012	805,679
Intangible assets, net	11,834,840	14,395,287
Goodwill	53,716,206	53,716,206
Deposits and other assets	1,392,680	1,172,601
Promissory note receivable	75,000	75,000
Total assets	$71,254,569	$73,682,997

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	2,868,554	3,263,146
Billings in excess of costs	74,801	164,663
Notes payable and financing arrangements, current portion	450,977	24,805
Obligation pursuant to acquisition	50,000	50,000
Convertible notes payable, net of discount	846,563	832,492
Convertible notes payable, net of discount - related party	1,285,220	1,584,360
Warrant liability	113,942	715,259
Promissory notes	300,000	300,000
Total current liabilities	5,990,057	6,934,725

Long-term liabilities:
Notes payable and financing arrangements, net of current portion	429,082	433,087
Convertible notes payable, net of discount	385,000	385,000
Other long-term liabilities	1,077,834	783,230
Total long-term liabilities	1,891,916	1,601,317

Total liabilities	7,881,973	8,536,042

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of March 31, 2020 and December 31, 2019	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of March 31, 2020 and December 31, 2019	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 96,045,386 shares issued and outstanding as of March 31, 2020; 93,608,619 shares issued and outstanding as of December 31, 2019	96,045	93,608
Additional paid-in capital	102,174,494	100,906,143
Accumulated other comprehensive income	(58,824)	(79,901)
Accumulated deficit	(38,853,903)	(35,787,679)
Total shareholders’ equity	63,372,596	65,146,955
Total liabilities and shareholders’ equity	71,254,569	73,682,997

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Security and guarding	$1,593,449	$1,204,711
Systems installation	174,946	28,541
Software	2,784,036	2,137,855
Total revenues	$4,552,431	$3,371,107
Cost of revenue	2,266,679	1,925,219
Gross margin	2,285,752	1,445,888

Operating expenses:
Selling, general and administrative	903,731	936,878
Salaries and wages	1,731,061	1,251,577
Professional and legal fees	474,417	688,455
Depreciation and amortization	1,222,592	1,165,641
Loss on impairment of intangible assets	1,369,978	-
Total operating expenses	5,701,779	4,042,551

Loss from operations	(3,416,027)	(2,596,663)

Other income (expenses):
Change in fair value of convertible note	(339,620)	(987,963)
Change in fair value of convertible note - related party	498,233	(3,524,009)
Change in fair value of warrant liability	657,525	(1,632,956)
Change in fair value of contingent consideration	-	(1,136,700)
Loss on issuance of warrants	-	(787,209)
Interest (expense) income	(503,842)	(176,201)
Other income	37,507	-
Other income (expenses)	349,803	(8,245,038)

Net income (loss)	$(3,066,224)	$(10,841,701)

Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	21,077	4,247
Total other comprehensive (loss) income	21,077	4,247
Total comprehensive income (loss)	(3,045,147)	(10,837,454)

Net income (loss) attributable to common shareholders	$(3,045,147)	$(10,837,454)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.03)	$(0.15)
Diluted	$(0.03)	$(0.15)

Weighted average common shares outstanding:
Basic	94,694,656	73,163,893
Diluted	94,694,656	73,163,893

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	93,608,619	$93,608	1,000,000	$1,000	13,784,201	$13,784	$100,906,143	$(79,901)	$(35,787,679)	$65,146,955
Issuance of common stock per investment unit agreements	270,270	270	-	-	-	-	43,522	-	-	43,792
Issuance of common stock resulting from convertible note conversion	1,648,606	1,649	-	-	-	-	425,041	-	-	426,690
Share-based compensation expense	350,000	350	-	-	-	-	743,712	-	-	744,062
Issuance of common stock resulting from convertible note PIK interest (paid)	167,891	168	-	-	-	-	56,076	-	-	56,244
Foreign currency translation	-	-	-	-	-	-		21,077		21,077
Net loss	-	-	-	-	-	-	-	-	(3,066,224)	(3,066,224)
Balance at March 31, 2020	96,045,386	$96,045	1,000,000	$1,000	13,784,201	$13,784	$102,174,494	$(58,824)	$(38,853,903)	$63,372,596

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2018	72,660,825	$72,660	1,000,000	1000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939
Issuance of common stock per stock subscription agreements	1,255,222	1,255								1,255
Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937
Issuance of common stock to employees under Stock Incentive Plan	250,000	250					319,750			320,000
Issuance of common stock resulting from inducement of consulting agreement	20,000	20					27,380			27,400
Grant of an option to purchase common stock							56,667			56,667
Issuance of common stock resulting from exercise of stock options	6,082	6					4,799			4,805
Issuance of common stock resulting from cashless exercise of stock options	62,847	63								63
Foreign currency translation								4,247		4,247
Net loss									(10,841,701)	(10,841,701)

Balance at March 31, 2019	74,410,397	$74,410	1,000,000	$1,000	13,784,201	$13,784	$83,357,391	$22,238	$(37,049,211)	$46,419,612

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TCS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,066,224)	$(10,841,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,222,592	1,165,641
Accretion of debt discounts	300,234	128,794
Loss on issuance of warrants	-	787,209
Provision for doubtful accounts	229,720	69,896
Share-based compensation expense	744,062	408,935
Change in fair value of convertible notes, net of discount	339,620	987,963
Change in fair value of warrant liability	(657,525)	1,632,956
Change in fair value of convertible notes, net of discount - related party	(498,233)	3,524,009
Change in fair value of contingent consideration	-	1,136,700
Loss on impairment of intangible assets	1,369,978	-
Gain on reduction of contingent consideration	-	(100,000)
Change in operating assets and liabilities:
Accounts receivable	141,822	(73,040)
Prepaid expenses and other current assets	(136,543)	99,205
Deposits and other assets	11,289	-
Due to related party	-	(32,489)
Costs & earnings in excess of billings	(3,076)	22,702
Accounts payable and accrued expenses	(258,794)	(139,956)
Deferred rent	-	(2,937)
Billings in excess of costs	(89,862)	1,806
Right of use assets and liabilities	(11,356)	48,432
Net cash used in operating activities	(362,296)	(1,175,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(205,456)	(9,195)
Payments for business combination, net of cash acquired	-	(26,667)
Net cash (used in) provided by investing activities	(205,456)	(35,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments pursuant to advances from related parties	-	(42,000)
Payments pursuant to notes payable and financing arrangements	(77,833)	(7,060)
Payments pursuant to a promissory note	-	(280,000)
Proceeds from notes payable and financing arrangements	500,000	-
Proceeds from the issuance of a promissory note	-	280,000
Proceeds from the issuance of convertible notes payable	-	1,925,000
Proceeds from the issuance of common stock and warrants	100,000	1,129,700
Net cash provided by financing activities	522,167	3,005,640

Effect of foreign exchange rate changes on cash	9,898	41,120
Net change in cash	(35,687)	1,835,023
Cash, beginning of period	652,524	285,761
Cash, end of period	$616,837	$2,120,784

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$63,740	$-
Common stock issued pursuant to convertible notes payable	$426,690	$117,936
Debt discount for warrant liability	$-	$(1,542,001)
PIK interest payment of common stock	$56,244	$-
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$301,396	$1,485,511

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

At March 31, 2020, the Company had a working capital deficit of $2,733,226, as compared to a working capital deficit of $3,416,501 at December 31, 2019. The decrease of $683,275 in the Company’s working capital deficit from December 31, 2019 to March 31, 2020 was primarily the result of a decrease in accounts payable and accrued expenses, a non-cash decrease in the fair market value of the Company’s convertible notes payable, net of discount – related party and a non-cash decrease in warrant liability, partially offset by an increase in notes payable and financing arrangements, current portion.

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

The Company plans to generate positive cash flow from its Colorado and California security operations and BioTrackTHC to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), Security Grade, BioTrackTHC (since June 1, 2018), Engeni US (since August 3, 2018), Tan Security (since April 1, 2019) and Green Tree International, Inc. (since September 10, 2019). These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019.

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

Cash

Cash consists of checking accounts. The Company considers all highly-liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of March 31, 2020 or December 31, 2019.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $348,068 and $273,138 at March 31, 2020 and December 31, 2019, respectively.

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

Segment Information

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the Chief Executive Officer and the Chief Financial Officer, which reviews the financial performance and the results of operations of the segments prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Company.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $5,420 and $69,271 for the three months ended March 31, 2020 and 2019, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the three months ended March 31, 2020 and 2019.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of March 31, 2020 and December 31, 2019. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

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

For the three months ended March 31, 2020 and 2019, potential common shares includable in the computation of fully-diluted per share results are not presented in the condensed consolidated financial statements as their effect would be anti-dilutive.

The anti-dilutive shares of common stock outstanding for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
Potentially dilutive securities:
Convertible notes payable	18,889,749	2,340,936
Convertible Preferred A Stock	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201
Warrants	5,248,193	4,842,225
Stock options	11,072,711	9,560,534

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

4.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended March 31,
	2020	2019
Types of Revenues:
Security and Guarding	$1,593,449	$1,204,711
Systems Installation	174,946	28,541
Software	2,784,036	2,137,855
Total revenues	$4,552,431	$3,371,107

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at March 31, 2020 and December 31, 2019. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of March 31, 2020 and December 31, 2019. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending March 31, 2020 and 2019.

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

In connection with closing the Merger on September 10, 2019, the Company issued 16,765,727 unregistered shares of its common stock to GTI stockholders. In connection with the Merger, Steve Janjic joined the board of directors of the Company.

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

6.	Property and Equipment, Net

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Furniture and equipment	$271,276	$262,167
Software equipment	755,276	561,964
Vehicles	201,750	201,066
Total	1,228,302	1,025,197
Less: Accumulated depreciation	(249,290)	(219,518)
Property and equipment, net	$979,012	$805,679

Depreciation expense for the three months ended March 31, 2020 and 2019 was $29,772 and $17,713, respectively.

7.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of March 31, 2020 and December 31, 2019:

			March 31, 2020 (1)
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination	Accumulated Amortization and Impairment	Net Book Value
Database	5	$93,427	$-	$(74,189)	$19,238
Trade names and trademarks	5 - 10	591,081	-	(236,544)	354,537
Web addresses	5	130,000	-	(102,089)	27,911
Customer list	5	8,304,449	-	(3,043,977)	5,260,472
Software	4.5	10,224,822	-	(4,069,327)	6,155,495
Domain Name	5	20,231	-	(3,044)	17,187
		$19,364,010	$-	$(7,529,170)	$11,834,840

			December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Assets Acquired Pursuant to Business Combination (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(69,533)	$23,894
Trade names and trademarks	5 - 10	591,081	-	(207,525)	383,556
Web addresses	5	130,000	-	(95,611)	34,389
Customer list	5	11,459,027	-	(4,256,070)	7,202,957
Software	4.5	9,771,195	453,627	(3,492,525)	6,732,297
Domain Name	5	-	20,231	(2,037)	18,194
		$22,044,730	$473,858	$(8,123,301)	$14,395,287

(1)	The Company wrote off the remaining unamortized balance of $1,369,978 related to the customer list intangible asset from the Security Grade Protective Services transaction as of March 31, 2020.

(2)	On September 10, 2019 the Company acquired various assets of GTI (see Note 5).

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,192,820 and $1,147,928 for the three months ended March 31, 2020 and 2019.

The following table summarizes the Company’s Goodwill as of March 31, 2020 and December 31, 2019:

Total Goodwill
Balance at December 31, 2018	$39,913,559
Goodwill attributable to Tan Security acquisition	821,807
Goodwill attributable to Green Tree acquisition	12,980,840
Balance at December 31, 2019	$53,716,206

Balance at March 31, 2020	$53,716,206

8.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$453,999	$444,344
Estimated earnings	156,791	150,355
Cost and estimated earnings earned on uncompleted contracts	610,790	594,699
Billings to date	424,696	501,543
Costs and estimated earnings in excess of billings on uncompleted contracts	186,094	93,156

Costs in excess of billings	$260,895	$257,819
Billings in excess of cost	(74,801)	(164,663)
	$186,094	$93,156

9.	Accounts Payable and Accrued Liabilities

As of March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$489,809	$895,785
Accrued compensation and related expenses	398,475	260,280
Accrued expenses	1,681,152	1,733,371
Lease obligation - current	299,118	373,710
Total	$2,868,554	$3,263,146

10.	Convertible Notes Payable, net of discount

	March 31, 2020	December 31, 2019
Note Ten, 25% convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	-	143,630
Note Eleven, 10% convertible promissory note, fixed secured, maturing May 15, 2020, net of debt discount for warrants and legal fees	301,555	185,313
Note Twelve, 10% convertible promissory note, fixed secured, maturing June 16, 2020, net of debt discount for warrants and legal fees	483,524	205,363
Note Thirteen, 10% convertible promissory note, fixed secured, maturing July 11, 2020, net of debt discount for warrants and legal fees	44,864	206,091
Note Fourteen, 12% convertible promissory note, fixed secured, maturing September 26, 2020, net of debt discount for warrants and legal fees	16,620	92,095
Note Fifteen, 12% convertible promissory note, fixed secured, maturing November 15, 2021	385,000	385,000
	1,231,563	1,217,492
Less: Current portion	(846,563)	(832,492)
Long-term portion	$385,000	$385,000

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

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. During 2019, the investor elected their option to partially convert $280,000 in principal of Note Ten into 875,894 shares of the Company’s common stock. As of December 31, 2019, the fair value of Note Ten was $202,125. Accordingly, the Company recorded a change in fair value of $32,125 related to Note Ten for the year ended December 31, 2019. During the three months ended March 31, 2020 the investor converted the remaining $170,000 in principal of Note ten into 564,420 shares of the Company’s common stock. As of March 31, 2020, Note Ten had been fully repaid via the conversion into shares of the Company’s common stock.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the relative fair value of the warrants at inception of Note Ten. Debt discounts amortized to interest expense was $297,352 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $58,495. In May, September, and December 2019, the Company issued 15,625, 16,568 and 19,401 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062, $14,063, and $12,029, respectively. Accrued interest expense associated with Note Ten was $3,542 as of December 31, 2019, which includes PIK interest payable. Debt discount amortized to interest expense was $58,495 for the three months ended March 31, 2020.

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

The Company evaluated Note Eleven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Eleven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Eleven was $204,444. Accordingly, the Company recorded a change in fair value of $195,556 related to Note Eleven for the year ended December 31, 2019. During the three months ended March 31, 2020, the investor elected their option to partially convert $120,000 in principal of Note Eleven into 1,084,186 shares of the Company’s common stock. As of March 31, 2020, the fair value of the remaining principal of Note Eleven was $307,885. Accordingly, the Company recorded a change in fair value of $164,774 related to the remaining principal balance of Note Eleven for the three months ended March 31, 2020.

In addition, the company recorded a debt discount of $38,543 relating to the warrants issued in the amount of $18,543 based on the relative fair value of the warrants themselves at inception of Note Eleven and $20,000 relating to legal fees. Debt discounts amortized to interest expense were $19,412 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $19,131. Accrued interest expense associated with Note Eleven was $17,460 as of December 31, 2019. Debt discounts amortized to interest expense were $12,801 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $6,330. Accrued interest expense associated with Note Eleven was $33,401 as of March 31, 2020.

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

The Company evaluated Note Twelve in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Twelve will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Twelve was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Twelve for the year ended December 31, 2019. As of March 31, 2020, the fair value of Note Twelve was $494,815. Accordingly, the Company recorded a change in fair value of $264,815 related to Note Twelve for the three months ended March 31, 2020.

In addition, the company recorded a debt discount of $40,183 relating to the warrants issued in the amount of $17,683 based on the residual fair value of the warrants themselves at inception of Note Twelve and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $15,545 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $24,638. Accrued interest expense associated with Note Twelve was $18,285 as of December 31, 2019. Debt discounts amortized to interest expense were $13,346 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $11,292. Accrued interest expense associated with Note Twelve was $36,219 as of March 31, 2020.

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

The Company evaluated Note Thirteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Thirteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Thirteen was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Thirteen for the year ended December 31, 2019. As of March 31, 2020, the fair value of Note Thirteen was $57,500. Accordingly, the Company recorded a change in fair value of ($172,500) related to Note Thirteen for the three months ended March 31, 2020.

In addition, the company recorded a debt discount of $33,943 relating to the warrants issued in the amount of $11,443 based on the residual fair value of the warrants themselves at inception of Note Thirteen and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $10,034 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $23,909. Accrued interest expense associated with Note Thirteen was $16,022 as of December 31, 2019. Debt discounts amortized to interest expense were $11,273 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $12,636. Accrued interest expense associated with Note Thirteen was $33,956 as of March 31, 2020.

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

The Company evaluated Note Fourteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Fourteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Fourteen was $107,602. Accordingly, the Company recorded a change in fair value of $102,924 related to Note Fourteen for the year ended December 31, 2019. As of March 31, 2020, the fair value of Note Fourteen was $26,901. Accordingly, the Company recorded a change in fair value of ($80,701) related to Note Fourteen for the three months ended March 31, 2020.

In addition, the company recorded a debt discount of $15,794 relating to the warrants issued in the amount of $5,268 based on the residual fair value of the warrants themselves at inception of Note Fourteen and $10,526 relating to legal fees. Debt discounts amortized to interest expense were $287 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $15,507. Accrued interest expense associated with Note Fourteen was $463 as of December 31, 2019. Debt discounts amortized to interest expense were $5,226 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $10,281. Accrued interest expense associated with Note Fourteen was $8,884 as of March 31, 2020.

On November 15, 2019, the Company entered into a $5,000,000 Unsecured Convertible Promissory Note (“Note Fifteen”) with the investor. The investor provided the Company with $385,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. Note Fifteen will mature on November 15, 2021 and bear interest at a rate of 12% per annum, payable by the Company in cash. The principal balance of Note Fifteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Fifteen. As of March 31, 2020 and December 31, 2019, the balance of Note Fifteen was $385,000. Accrued interest expense associated with Note Fifteen was $16,966 and $5,239 as of March 31, 2020 and December 31, 2019, respectively.

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

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2020, the fair value of Note Nine was $1,285,221. Accordingly, the Company recorded a change in fair value of ($498,233) related to Note Nine for the three months ended March 31, 2020, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discount amortized to interest expense was $199,094 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $0. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. On February 24, 2020, the Company issued 167,891 restricted shares of common stock as PIK interest payments in the amount of $93,750. Accrued interest expense associated with Note Nine was $29,795 as of March 31, 2020, which includes PIK interest payable. As of March 31, 2020, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,285,220. The Company and the Related Party Holder are negotiating a potential extension of Note Nine.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of March 31, 2020, the fair value of the warrant liability was $0. Accordingly, the Company recorded a change in fair value of approximately $182,000 during the three months ended March 31, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. The Company and the Related Party Holder mutually agreed to defer payment of interest and repayment of principal until July 29, 2020.

12.	Notes Payable

As of March 31, 2020 and December 31, 2019 Notes payable consisted of the following:

	March 31, 2020	December 31, 2019
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$48,123	$52,507
Loans Payable - Credit Union	4,936	5,385
Convertible Note Payable and financing arrangement	827,000	400,000
Less: Current portion of loans payable	(450,977)	(24,805)
Long-term portion of loans payable	$429,082	$433,087

The interest expense associated with the notes payable was $58,340 and $1,791 for the three months ended March 31, 2020 and 2019, respectively.

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

On February 7, 2020, the Company and its subsidiary Bio-Tech Medical Software Inc. entered into an agreement for the purchase and sale of future receipts with Advantage Capital Funding. $485,000 was actually funded to the Company with a promise to pay $15,000 per week for 8 weeks and $20,000 per week for the next 27 weeks until a total of $660,000 is paid. $427,000 of principal remained outstanding as of March 31, 2020.

13.	Shareholders’ Equity

Common Stock

Other Common Stock Issuances

In January 2020, the Company issued 270,270 shares of common stock as part of an investment unit purchase agreement.

During the three months ended March 31, 2020, the Company issued 167,891 restricted shares of common stock as PIK interest payment in the amount of $93,750 (see Note 11).

In January 2019, the Company issued 20,000 shares of restricted common stock to a consultant per a consulting agreement and recorded shared based compensation expense of $27,400.

In March 2019, the Company issued 1,255,222 shares of common stock as part of investment unit purchase agreements.

In March 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 62,847 shares of common stock for no cash proceeds.

In March 2019, certain option holders exercised their rights under the BioTrackTHC Stock Plan and were issued 6,082 shares of common stock for total proceeds of $4,805.

Conversion of Convertible Note to Common Stock

During the three months ended March 31, 2020, the holders of Note Ten and Note Eleven elected to convert $170,000 and $120,000 in principal of the respective convertible notes into 564,420 and 1,084,186 shares of the Company’s common stock, respectively (See Note 11).

On March 7, 2019 and March 28, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $75,882 and $42,055 in principal of the convertible note into 100,000 and 55,421 shares of the Company’s common stock.

2017 Omnibus Incentive Plan

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the three months period ended March 31, 2020:

Date of Issuance	Number of Shares Issued	Total Share Based Compensation
January 2020	350,000	$220,500
	350,000	$220,500

The table below reflects shares issued under the 2017 Omnibus Incentive Plan during the three months period ended March 31, 2019:

Date of Issuance	Number of Shares Issued	Total Share Based Compensation
March 2019	250,000	$320,000
	250,000	$320,000

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

On February 21, 2020 the Company awarded the Chief Financial Officer, an option to purchase a total of 200,000 shares of the Company’s common stock at a price of $0.385 per share. These options vested immediately upon grant and expire on February 21, 2025.

On March 31, 2020 the Company awarded an employee (who is also a board member), two options to purchase a total of 800,000 shares of the Company’s common stock at a price of $0.115 per share. Out of the 800,000 total, 100,000 options vested immediately upon grant, 100,000 vest on 8/15/2020 and the remaining 600,000 have milestone performance vests through December 31 2020. As of March 31, 2020, none of the milestone performance awards had vested. These options expire on March 31, 2025.

During the three months ended March 31, 2020 the Company awarded certain consultants options to purchase 165,000 shares of the Company’s common stock at process ranging from $0.20 to $0.46 per share. These options vested immediately and expire three years from issuance.

On February 29, 2020, the former President of the Company’s BioTrackTHC subsidiary forfeited 1,430,306 BioTrackTHC Management Awards and 204,364 Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan stock options as a result of his termination (See Note 16).

During the three months ended March 31, 2020, 75,000 employee options grants were forfeited as they had not yet vested prior to the employees’ separation from the Company.

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

Stock option activity for the period ended March 31, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	11,617,381	$0.807	3.21
Granted	1,165,000	$0.186	4.68
Exercised	-	$-	-
Forfeited and expired	(1,709,670)	$0.697	0.70
Outstanding at March 31, 2020	11,072,711	$0.759	3.75
Vested options at March 31, 2020	8,441,877	$0.728	1.99

15.	Warrant Liability

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $355,847 while as of March 31, 2020, the fair value of the warrant liability was $32,833. Accordingly, the Company recorded a change in fair value of the warrant liability of ($21,787) related to Note Ten for the three months ended March 31, 2020.

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

As of March 31, 2020, the fair value of the warrant liability was $160 and the Company recorded a change in fair value of the warrant liability of ($193,593) for the three months ended March 31, 2020.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time nine months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, March 11, 2019, the fair value of the warrant liability was $198,148 while as of March 31, 2020, the fair value of the warrant liability was $42,058. Accordingly, the Company recorded a change in fair value of the warrant liability of ($17,554) and related to the warrants for the three months ended March 31, 2020.

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

The gross proceeds from the 166,667 investment units at $0.90 was $150,000.  The fair value of the June Warrant Shares at issuance was $83,586 while as of March 31, 2020, the fair value of the warrant liability was $5,402. Accordingly, the Company recorded a change in fair value of the warrant liability of ($21,479) related to the warrants for the three months ended March 31, 2020.

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

The Company determined that the warrants associated with Note Eleven are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, August 15, 2019, the fair value of the warrant liability was $18,542 while as of March 31, 2020, the fair value of the warrant liability was $1,999. Accordingly, the Company recorded a change in fair value of the warrant liability of ($7,131) related to Note Eleven for the three months ended March 31, 2020.

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

The Company determined that the warrants associated with Note Twelve are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, September 16, 2019, the fair value of the warrant liability was $17,683 while as of March 31, 2020, the fair value of the warrant liability was $2,024. Accordingly, the Company recorded a change in fair value of the warrant liability of ($7,170) related to Note Twelve for the three months ended March 31, 2020.

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

The Company determined that the warrants associated with Note Thirteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, October 11, 2019, the fair value of the warrant liability was $11,443 while as of March 31, 2020, the fair value of the warrant liability was $2,040. Accordingly, the Company recorded a change in fair value of the warrant liability of $(7,196) related to Note Thirteen for the three months ended March 31, 2020.

On November 1, 2019, the Company issued warrants to an institution to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.435. The warrants are exercisable at any time after the issuance date within five years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At inception, November 1, 2019, the fair value of the warrant liability was $37,889, which was recognized as a loss in earnings for the year ended December 31, 2019. As of March 31, 2020, the fair value of the warrant liability was $9,123 and the Company recorded a change in fair value of the warrant liability of ($30,940) related to the warrants for the three months ended March 31, 2020.

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

The Company determined that the warrants associated with Note Fourteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, December 26, 2019, the fair value of the warrant liability was $5,268 while as of March 31, 2020, the fair value of the warrant liability was $1,048. Accordingly, the Company recorded a change in fair value of the warrant liability of $(3,639) related to Note Fourteen for the three months ended March 31, 2020.

On January 28, 2020, the Company entered into a subscription agreement with an investor for the purchase of 270,270 shares of the Company’s common stock and 135,135 warrants to purchase shares of the Company’s common stock at $0.40 per share for total gross proceeds of $100,000.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, January 28, 2020, the fair value of the warrant liability was $56,208 while as of March 31, 2020, the fair value of the warrant liability was $11,846. Accordingly, the Company recorded a change in fair value of the warrant liability of ($44,363) and related to the warrants for the three months ended March 31, 2020.

A summary of warrant activity is as follows:

For the Three Months Ended March 31, 2020
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2020	5,113,058	$0.53

Warrants granted	135,135	$0.40

Balance at March 31, 2020	5,248,193	$0.52

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of March 31, 2020	As of December 31, 2019
Fair value of company’s common stock	$0.115	$0.60
Dividend yield	0%	0%
Expected volatility	37% - 148%	45% - 140%
Risk Free interest rate	0.11% - 0.36%	1.55% - 1.79%
Expected life (years)	2.66	2.83
Fair value of financial instruments - warrants	$113,942	$715,259

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2020	$715,259

Fair value of warrants issued	$56,208

Change in fair value of liability to issue warrants	$(657,525)

Balance as of March 31, 2020	$113,942

16.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 5,000,000 shares of common stock are reserved for issuance, of which options to purchase 4,114,945 and 2,599,945 shares of common stock were granted as of March 31, 2020 and December 31, 2019, respectively.

Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan

On October 22, 2014, BioTrackTHC approved and adopted the BioTrackTHC Stock Plan. The BioTrackTHC Stock Plan set aside and reserved 600,000 shares of BioTrackTHC’s common stock for grant and issuance in accordance with its terms and conditions. Persons eligible to receive awards from the BioTrackTHC Stock Plan include employees (including officers and directors) of BioTrackTHC or its affiliates and consultants who provide significant services to BioTrackTHC or its affiliates (the “Grantees”). The BioTrackTHC Stock Plan permits BioTrackTHC to issue to Grantees qualified and/or non-qualified options to purchase BioTrackTHC’s common stock, restricted common stock, performance units, and performance shares. The term of each award under the BioTrackTHC Stock Plan shall be no more than ten years from the date of grant thereof. BioTrackTHC’s Board of Directors or a committee designated by the Board of Directors is responsible for administration of the BioTrackTHC Stock Plan and has the sole discretion to determine which Grantees will be granted awards and the terms and conditions of the awards granted. On February 29, 2020, the former Chief Executive Officer of the Company’s BioTrackTHC subsidiary forfeited 204,364 Bio-Tech Medical Software, Inc. 2014 Stock Incentive Plan stock options as a result of his termination (See Note 14).

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Notes 1 and 5). On February 29, 2020, the former President of the Company’s BioTrackTHC subsidiary forfeited 1,430,306 BioTrackTHC Management Awards (See Note 14).

17.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the three months ended March 31, 2020 and 2019 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the three months ended March 31, 2020 and 2019, the Company has a net operating loss carry forward of approximately $19,200,000 and $13,800,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Activity related to the Company’s leases was as follows:

Three Months Ended March 31, 2020
Operating lease expense	$95,740
Cash paid for amounts included in the measurement of operating lease liabilities	$101,217
ROU assets obtained in exchange for operating lease obligations	$301,396

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of March 31, 2020
Other assets	$1,322,433

Accounts payable and accrued liabilities	$299,118
Other long-term liabilities	1,077,834
Total lease liabilities	$1,376,952

Weighted average remaining lease term (in years)	4.01
Weighted average discount rate	7.85%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2020, for the following five fiscal years and thereafter were as follows:

As of March 31, 2020
2020 - Remaining	275,455
2021	337,346
2022	307,280
2023	287,578
2024	294,186
Thereafter	106,075
Total future minimum lease payments	$1,607,920
Less imputed interest	(230,968)
Total	$1,376,952

As of March 31, 2020, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision–making group is composed of the Chief Executive Officer and the Chief Financial Officer. The Company operates in three segments, Security and guarding, Systems installation and Software.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended March 31,
	2020	2019

Security and guarding
Revenue	$1,593,449	$1,204,711
Cost of revenue	1,315,744	940,586
Gross profit	277,705	264,125
Total operating expenses	3,308,124	1,733,707
Loss from operations	(3,030,419)	(1,469,582)
Total other (expense) income	406,993	(8,244,950)
Total net loss	$(2,623,426)	$(9,714,532)

Adjusted EBITDA	$(726,434)	$(878,146)

Systems installation
Revenue	$174,946	$28,541
Cost of revenue	127,701	161,758
Gross profit	47,245	(133,217)
Total operating expenses	180,088	32,631
Loss from operations	(132,843)	(165,848)
Total other income (expense)	(185)	(80)
Total net loss	$(133,028)	$(165,928)

Adjusted EBITDA	$(132,843)	$(165,848)

Software
Revenue	$2,784,036	$2,137,855
Cost of revenue	823,234	822,875
Gross profit	1,960,802	1,314,980
Total operating expenses	2,213,567	2,276,213
Loss from operations	(252,765)	(961,233)
Total other expense	(57,005)	(8)
Total net loss	$(309,770)	$(961,241)

Adjusted EBITDA	$779,882	$21,907

The chief operating decision making group uses net loss before interest, taxes and depreciation and amortization and adjusted for non-core or certain items that have a disproportionate impact on our results for a particular period (“Adjusted EBITDA”) as a non-GAAP measure to evaluate the Company’s operating performance. Adjusted EBITDA does not represent, and should not be considered an alternative to, net loss, loss from operations, or cash flow from operations as those terms are defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges that affect the period-to-period comparability of the Company’s operating performance. The Company believes that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our chief operating decision maker. Net loss is reconciled to Adjusted EBITDA as follows:

	For the Three Months Ended March 31
	2020	2019
Net Loss	$(3,066,224)	$(10,841,701)
Interest expense	503,842	176,201
Depreciation and amortization	1,222,592	1,165,641
Loss on impairment of intangible assets	1,369,978	-
Share based compensation expense	744,062	408,935
Change in fair value of convertible note	339,620	987,963
Change in fair value of convertible note - related party	(498,233)	3,524,009
Change in fair value of warrant liability	(657,525)	1,632,956
Change in fair value of contingent consideration	-	1,136,700
Loss on issuance of warrants	-	787,209
Other income	(37,507)	-
Adjusted EBITDA (1)	$(79,395)	$(1,022,087)

(1) See “Non-GAAP Financial Measures” within Part I, Item 2, Management’s Discussion and Analysis.

20.	Subsequent Events

On April 13, 2020, the Company executed a settlement agreement in the matter of Baker and Gill v. Helix TCS et. al. whereby the Company will pay $400,000 plus interest to the named plaintiffs, the class members, and the counsel of the named plaintiffs. Such payments will be made on the later of (1) Sixty days after Exhaustion of the Federal Appeal or (2) Sixty days after court approval of the settlement agreement.

On April 3, 2020, April 13, 2020, April 23, 2020, April 29, 2020, and May 12, 2020, the holder of a 12% convertible promissory note issued by the Company elected its option to partially convert $25,000, $30,000, $30,000 , $30,000, and $35,000 in principal of the convertible note into 316,857, 395,778, 395,778, 360,577, and 409,836 shares of the Company’s common stock.

On April 22, 2020, stockholders of the Company holding a majority of the voting power of the Company approved the following corporate actions of the Company: (1) Amendment of the Company’s certificate of incorporation to provide for an increase in the authorized shares of the Company’s common stock, $0.001 par value per share, from 200,000,000 shares to 275,000,000 shares; (2) Amendment of the Company’s 2017 Omnibus Stock Incentive Plan (the “2017 Plan”) to increase the number of shares authorized for issuance under the 2017 Plan from 5,000,000 to 11,000,000; and (3) Amendment of the Company’s Certificate of Incorporation to change the Company’s name from Helix TCS, Inc. to Helix Technologies, Inc. It is anticipated that these changes will take effect at the end of May 2020, or early June 2020, after requisite notice has been given to the Company’s stockholders of record as of April 22, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on March 30, 2020 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our team is composed of former military, law enforcement, and technology professionals with deep experience in security and law enforcement, intelligence, technology design and development, strategic partnerships, data aggregation, venture capital, private equity, risk-management, banking, and finance.

Technology is a cornerstone of Helix’s service offering. Our technology platform allows clients to manage their business in a compliant manner with BioTrackTHC’s seed-to-sale software, as well as managing inventory and supply costs through Cannabase. We also provide bespoke monitoring and transport solutions. We focus on utilizing technology as an operations multiplier, bringing in and managing unique partnerships across the technology and operations spectrum to tailor and create desired outcomes for our clients.

Within the cannabis industry, no other activity carries as much potential for unforeseen negative impact as a lapse in compliance operations. Helix brings a broad range of compliance services to firms in the cannabis industry, safeguarding their ability to operate while increasing their access to services that offer them a competitive edge.

We have largely completed the financial and operational integrations of the previous 24 months, namely the acquisitions of BioTrackTHC, Engeni, Tan Security and Amercanex. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully paid Google pay-per-click campaign, lead capture& lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s organic offshore software development platform, and has delivered the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry. Tan Security, a licensed security company, provided the Company a platform with which to expand security operations in the state of California. Amercanex is a business to business wholesale marketplace that leverages blockchain technology and is capable of facilitating wholesale cannabis and hemp transactions between licensed businesses on a global scale. The Company has integrated Amercanex’s technology with BioTrackTHC’s software platforms. Integration of the previously announced acquisitions has already yielded the operational and financial results that the management team sought, evidenced by strongly improved cash flows from operations, growing market share, and a greatly accelerated software development time with increased market responsiveness. These integrations still have room to yield more financial and operational leverage, which will be welcome in the unprecedented operating environment that now confronts the industry. Further, the turnaround of the BioTrackTHC unit is well advanced, with strategic restructuring in operations and personnel nearly complete, having been initiated in 2019. The transition of BioTrackTHC from an operation with negative $800,000 of Adjusted EBITDA in 2018 (while still better than competitors) into an operation that generated nearly $800,000 in Adjusted EBITDA in Q1 2020 is a transformational success.

Today, the leadership team is focused on keeping our employees and clients as safe as possible as we continue to execute our strategy in the face of the emergence of the Covid-19 pandemic. As a former military officer with training in Nuclear, Biological, and Chemical operations, Helix’s CEO is focused on not only the Company’s strategic and operational results, but on the evolution of the pandemic threat to the business and our lives.

While we continue to grow, our client service and development operations have had to adapt to the new realities of working from home and travel restrictions. We believe that the economic impacts of the pandemic are not well understood in terms of scope, scale and duration, and so we continue to focus on accelerating our execution timeline while using our technology and data resources to deliver greater reliability and profitability to our customers.

Results of Operations for the three months ended March 31, 2020 and 2019

The following table shows our results of operations for the three months ended March 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Revenue	$4,552,431	$3,371,107	$1,181,324	35%
Cost of revenue	2,266,679	1,925,219	341,460	18%
Gross margin	2,285,752	1,445,888	839,864	58%

Operating expenses	5,701,779	4,042,551	1,659,228	41%

Loss from operations	(3,416,027)	(2,596,663)	(819,364)	32%

Other income (expense), net	349,803	(8,245,038)	8,594,841	(104%)

Net loss	$(3,066,224)	$(10,841,701)	$7,775,477	(72%)

Changes in foreign currency translation adjustment	$21,077	$4,247	$16,830	396%

Net loss attributable to common shareholders	$(3,045,147)	$(10,837,454)	$7,792,307	(72%)

Revenue

Total revenue for the three-month period ended March 31, 2020 was $4,552,431, which represented an increase of $1,181,324 compared to total revenue of $3,371,107 for the three months ended March 31, 2019. The increase resulted from additional revenue resulting from growth in the client base of BioTrackTHC as well as the expansion of security guarding operations into California.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 and 2019 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $341,460 for the three months ended March 31, 2020, to $2,266,679 as compared to $1,925,219 for the three months ended March 31, 2019. The increase resulted from the cost of servicing additional clients of BioTrackTHC and the California security guarding business.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended March 31, 2020 and 2019 were $5,701,779 and $4,042,551, respectively. The overall $1,659,228 increase in operating expenses was attributable to the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – ($33,147)

●	Salaries and wages – $479,484

●	Professional and legal fees – ($214,038)

●	Depreciation and amortization – $56,951

●	Loss on impairment of intangible assets - $1,369,978

The $33,147 decrease in selling, general, and administrative expenses resulted from a decrease in advertising costs. The $479,484 increase in salaries and wages resulted from an increase in stock compensation expense. The $214,038 decrease in professional and legal fees primarily resulted from a decrease in legal fees and costs associated with fundraising as well as lobbying expenses. The $56,951 increase in depreciation and amortization was due to amortization of intangible assets acquired in the BioTrackTHC, Engeni and GTI acquisitions. The $1,369,978 loss on impairment of intangible assets relates to the full impairment of the Security Grade Protective Services customer list.

Other Income (Expense), net

Other income (expense), net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income (expense), net during the three months ended March 31, 2020 and 2019 was $349,803 and ($8,245,038), respectively. The $8,594,841 increase in other income (expense), net was primarily attributable to a gain on the change in fair value of convertible notes – related party of $498,223 during the three months ended March 31, 2020 as compared to a loss of 3,524,009 in the prior period, gain on the change in fair value of warrant liability of $657,525 during the three months ended March 31, 2020 as compared to a loss of $1,632,956 in the prior period, as well as a change in fair value of contingent consideration of ($1,136,700) in the prior period.

Net loss

For the foregoing reasons, we had net loss of $(3,066,224) for the three months ended March 31, 2020, or $(0.03) per basic share, compared to a net loss of $(10,841,701) for the three months ended March 31, 2019, or $(0.15) net loss per common share – basic and diluted.

Net loss attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(3,045,147) for the three months ended March 31, 2020, or $(0.03) per basic share attributable to common shareholders, compared to net loss attributable to common shareholders of $(10,837,454) for the three months ended March 31, 2019, or $(0.15) net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months ended March 31, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of March 31, 2020, we had a cash balance of $616,837, accounts receivable, net of $1,504,765 and $5,990,057 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources during fiscal 2020. We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2020	December 31, 2019	Change
Current assets	$3,256,831	$3,518,224	$(261,393)
Current liabilities	5,990,057	6,934,725	(944,668)
Working capital deficit	$(2,733,226)	$(3,416,501)	$683,275

As of March 31, 2020, and December 31, 2019, we had a cash balance of $616,837 and $652,524, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(362,296)	$(1,175,875)
Net cash (used in) provided by investing activities	(205,456)	(35,862)
Net cash provided by financing activities	522,167	3,005,640

Net cash used in operating activities. Net cash used in operating activities for the three months ended March 31, 2020 was $(362,296). This included a net loss of $(3,066,224), non-cash charge related to depreciation and amortization of $1,222,592 non-cash charge related to amortization of debt discounts of $300,234, non-cash charge related to provision for doubtful accounts of $229,720, non-cash charge related to share-based compensation of $744,062, non-cash (gains) losses due to changes in fair value of convertible notes, fair value of warrant liability, fair value of convertible notes – related party, $339,620, $(657,525), and $(498,233), respectively, loss on impairment of intangible assets of $1,369,978, and changes in accounts receivable, deposits and other assets, costs in excess of billings, billings in excess of costs, deferred rent, accounts payable and accrued expenses, prepaid expenses and other current assets, due to related party, other long-term liabilities, and right of use assets and liabilities of $(346,520).

Net cash (used in) provided by investing activities. Net cash used in investing activities for the three months ended March 31, 2020 was $(205,456), which consisted of capital expenditures of $(205,456).

Net cash provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2020 was $522,167, which resulted from the entry into a financing arrangement of $500,000, payments pursuant to notes payable and financing arrangements of $(77,833), and proceeds from the issuance of common stock and warrants of $100,000.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

Related Party Transactions

On March 1, 2019, we entered into a $1,500,000 Secured Convertible Promissory Note (“Note Nine”) with Rose Capital Fund I, LP (the Related Party Holder”). A Managing Member of the Related Party Holder is also one our Directors. The Related Party Holder provided us with $1,475,000 in cash proceeds, which we received during the period ended September 30, 2019. The additional $25,000 was retained by the Related Party Holder for legal bills for the transaction. Note Nine will mature on March 1, 2020 and bears interest at a rate of 25% per annum, payable by us half in cash and half in kind on a quarterly basis. The principal balance of Note Nine is convertible at the election of the Related Party Holder, in whole or in part, at any time or from time to time, and at maturity based on the available cash balance of the Company, into our common stock at the lower of $0.90 per share or a 30% discount to our 30-day weighted average listed price per share immediately before the date of conversion, or at the Maturity Date. The Company and the Related Party Holder are negotiating a potential extension of Note Nine. In conjunction with Note Nine, we issued a warrant to the Related Party Holder to purchase 535,715 shares of our common stock at $1.40 per share.

We evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of March 31, 2020, the fair value of Note Nine was $1,285,221. Accordingly, we recorded a change in fair value of ($498,233) related to Note Nine for the three months ended March 31, 2020, respectively.

In addition, we recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discount amortized to interest expense was $199,094 for the three months ended March 31, 2020. The unamortized discount balance at March 31, 2020 was $0. On May 31, 2019, we issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. On February 24, 2020, we issued 167,891 restricted shares of common stock as PIK interest payments in the amount of $93,750. Accrued interest expense associated with Note Nine was $29,795 as of March 31, 2020, which includes PIK interest payable. As of March 31, 2020, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,285,220.

 On March 1, 2019, in connection with the issuance of Note Nine, we issued warrants, of which the value was derived and based off the fair value of Note Nine, to the investor to purchase 535,715 shares of our common stock at $1.40 per share. Exercise of the purchase rights represented by the warrant may be made, in whole or in part, at any time or times on or after March 1, 2019 and on or before March 1, 2024, by delivery to us of the Notice of Exercise.

We determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. We have no plans to consummate a fundamental transaction and do not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of March 31, 2020, the fair value of the warrant liability was $0. Accordingly, we recorded a change in fair value of approximately $182,000 during the three months ended March 31, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

On July 29, 2019, we entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. We and the Related Party Holder mutually agreed to defer payment of interest and repayment of principal until July 29, 2020.

Non-GAAP Financial Measures

Consolidated Adjusted EBITDA (“Adjusted EBITDA”) is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of non-cash depreciation and amortization expense that results primarily from intangible assets recognized in business combinations and significant non-cash expense related to share based compensation. It is also unaffected by our capital and tax structures. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies. We define Adjusted EBITDA as net loss before income tax expense, other income (loss), interest expense, depreciation and amortization expense, share based compensation expense, other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any, and other gains and losses associated with the mark to market of our convertible notes, contingent liabilities and warrant liabilities. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges that affect the period-to-period comparability of our operating performance. We reconcile consolidated Adjusted EBITDA to net loss. This measure should not be considered a substitute for operating loss, net loss, or net cash provided by operating activities that we have reported in accordance with GAAP.

	For the Three Months Ended March 31,
	2020	2019
Net Loss	$(3,066,224)	$(10,841,701)
Interest expense	503,842	176,201
Depreciation and amortization	1,222,592	1,165,641
Loss on impairment of intangible assets	1,369,978	-
Share based compensation expense	744,062	408,935
Change in fair value of convertible note	339,620	987,963
Change in fair value of convertible note - related party	(498,233)	3,524,009
Change in fair value of warrant liability	(657,525)	1,632,956
Change in fair value of contingent consideration	-	1,136,700
Loss on issuance of warrants	-	787,209
Other income	(37,507)	-
Adjusted EBITDA	$(79,395)	$(1,022,087)

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the three months ended March 31, 2020, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2020, the parties have outlined a settlement agreement pending the outcome of the Kenney, et. al. case. As described in the Subsequent Events section above, the parties executed the settlement agreement in April 2020. The Company previously accrued a $440,000 liability related to this matter.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2020, the claim is currently in the process of appeal.

Audet v. Green Tree International, et. al.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we issued 2,436,767 shares of common stock. 1,648,606 shares of common stock were issued upon the conversion of convertible notes, 350,000 shares were issued as stock compensation expense, 270,270 shares were issued under a subscription agreement for gross proceeds of $100,000, and 167,981 shares were issued as PIK interest of $93,750.

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

Date: May 15, 2020	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	May 15, 2020
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	May 15, 2020
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	May 15, 2020
Paul Hodges*

/s/ Steve Janjic	Director	May 15, 2020
Steve Janjic*

/s/ Garvis Toler III	Director	May 15, 2020
Garvis Toller III*

/s/ Andrew Schweibold	Director	May 15, 2020
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	May 15, 2020
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated May 15, 2020 and filed herewith.