Form 10-Q
period 2020-06-30
Helix Technologies, Inc.
filed 2020-08-14
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55722

HELIX TECHNOLOGIES, INC.

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

As of August 11, 2020, the registrant had 116,073,931 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$2,001,931	$652,524
Accounts receivable, net	1,350,513	1,870,722
Prepaid expenses and other current assets	1,117,543	737,159
Costs & earnings in excess of billings	278,178	257,819
Total current assets	4,748,165	3,518,224

Property and equipment, net	1,186,223	805,679
Intangible assets, net	10,801,581	14,395,287
Goodwill	53,716,206	53,716,207
Deposits and other assets	1,308,861	1,172,600
Promissory note receivable	75,000	75,000
Total assets	$71,836,036	$73,682,997

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,234,581	$3,263,146
Billings in excess of costs	68,542	164,663
Notes payable and financing arrangements, current portion	310,406	24,805
Obligation pursuant to acquisition	-	50,000
Convertible notes payable, net of discount	794,388	832,492
Convertible notes payable, net of discount - related party	1,285,220	1,584,360
Promissory Notes	300,000	300,000
Warrant liability	155,789	715,259
Total current liabilities	6,148,926	6,934,725

Long-term liabilities:
Notes payable and financing arrangements, net of current portion	426,024	433,087
Convertible notes payable, net of discount	385,000	385,000
Other long-term liabilities	1,000,948	783,230
Total long-term liabilities	1,811,972	1,601,317

Total liabilities	7,960,898	8,536,042

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding; liquidation preference of $325,382 as of June 30, 2020 and December 31, 2019,	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding; liquidation preference of $4,485,124 as of June 30, 2020 and December 31, 2019	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 115,323,931 shares issued and outstanding as of June 30, 2020; 93,608,619 shares issued and outstanding as of December 31, 2019	115,324	93,608
Additional paid-in capital	105,755,784	100,906,143
Accumulated other comprehensive income	(31,706)	(79,901)
Accumulated deficit	(41,979,048)	(35,787,679)
Total shareholders’ equity	63,875,138	65,146,955
Total liabilities and shareholders’ equity	$71,836,036	$73,682,997

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Security and guarding	$2,009,294	$1,347,529	$3,602,743	$2,552,240
Systems installation	140,959	174,067	315,905	202,608
Software	2,612,458	2,377,277	5,396,494	4,515,132
Total revenues	$4,762,711	$3,898,873	$9,315,142	$7,269,980
Cost of revenue	2,385,668	1,996,699	4,652,347	3,921,918
Gross margin	2,377,043	1,902,174	4,662,795	3,348,062

Operating expenses:
Selling, general and administrative	718,203	1,170,491	1,621,934	2,107,369
Salaries and wages	1,287,813	1,214,969	3,018,874	2,466,546
Professional and legal fees	360,219	792,101	834,636	1,480,556
Depreciation and amortization	1,056,115	1,190,336	2,278,707	2,355,977
Loss on impairment of intangible assets	-	-	1,369,978	-
Total operating expenses	3,422,350	4,367,897	9,124,129	8,410,448

Loss from operations	(1,045,307)	(2,465,723)	(4,461,334)	(5,062,386)

Other income (expenses):
Change in fair value of convertible note	(443,321)	845,622	(782,941)	(142,341)
Change in fair value of convertible note - related party	-	2,818,739	498,233	(705,270)
Change in fair value of warrant liability	(41,847)	3,871,101	615,678	2,238,145
Change in fair value of contingent consideration	-	256,650	-	(880,050)
Loss on conversion of convertible note	(1,424,422)	-	(1,424,422)	-
Loss on issuance of warrants	-	-	-	(787,209)
Gain on reduction of obligation pursuant to acquisition	2,000	-	2,000	-
Interest (expense) income	(172,248)	(514,081)	(676,090)	(690,282)
Other income	-	-	37,507	-
Other income (expenses)	(2,079,838)	7,278,031	(1,730,035)	(967,007)

Net income (loss)	$(3,125,145)	$4,812,308	$(6,191,369)	$(6,029,393)

Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	27,118	(590)	48,195	3,657
Total other comprehensive (loss) income	27,118	(590)	48,195	3,657
Total comprehensive income (loss)	(3,098,027)	4,811,718	(6,143,174)	(6,025,736)
Net income (loss) attributable to common shareholders	$(3,098,027)	$4,811,718	$(6,143,174)	$(6,025,736)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.03)	$0.06	$(0.06)	$(0.08)
Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.08)

Weighted average common shares outstanding:
Basic	103,813,740	75,470,238	99,236,470	74,324,689
Diluted	103,813,740	81,236,678	99,236,470	74,324,689

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2020	96,045,386	$96,045	1,000,000	$1,000	13,784,201	$13,784	$102,174,494	$(58,824)	$(38,853,903)	$63,372,596
Issuance of common stock per investment unit agreements	11,163,520	11,164					1,216,823			1,227,987
Issuance of common stock resulting from convertible note conversion	7,261,225	7,261					1,946,779			1,954,040
Share-based compensation expense	153,800	154					327,388			327,542
Issuance of common stock resulting from exercise of stock options	700,000	700					90,300			91,000
Foreign currency translation								27,118		27,118
Net loss									(3,125,145)	(3,125,145)
Balance at June 30, 2020	115,323,931	$115,324	1,000,000	$1,000	13,784,201	$13,784	$105,755,784	$(31,706)	$(41,979,048)	$63,875,138

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2019	74,410,397	$74,410	1,000,000	$1,000	13,784,201	$13,784	$83,357,328	$22,238	$(37,049,211)	$46,419,549
Issuance of common stock per investment unit agreements	166,667	167					66,247			66,414
Share-based compensation expense							485,333			485,333
Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654
Restricted common stock issued as part of Tan Security acquisition	250,000	250					709,750			710,000
Issuance of common stock resulting from cashless exercise of stock options	47,084	47					(47)			-
Issuance of common stock resulting from convertible note PIK interest (paid)	67,708	68					60,869			60,937
Issuance of common stock resulting from exercise of stock options	72,562	73					21,735			21,808
Foreign currency translation								(590.00)		(590)
Net loss									4,812,308	4,812,308
Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	$21,648	$(32,236,903)	$54,364,413

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	93,608,619	$93,608	1,000,000	$1,000	13,784,201	$13,784	$100,906,143	$(79,901)	$(35,787,679)	$65,146,955
Issuance of common stock per investment unit agreements	11,433,790	11,434					1,260,345			1,271,779
Issuance of common stock resulting from convertible note conversion	8,909,831	8,910					2,371,820			2,380,730
Share-based compensation expense	503,800	504					1,071,100			1,071,604
Issuance of common stock resulting from exercise of stock options	700,000	700					90,300			91,000
Issuance of common stock resulting from convertible note PIK interest (paid)	167,891	168					56,076			56,244
Foreign currency translation								48,195		48,195
Net loss									(6,191,369)	(6,191,369)
Balance at June 30, 2020	115,323,931	$115,324	1,000,000	$1,000	13,784,201	$13,784	$105,755,784	$(31,706)	$(41,979,048)	$63,875,138

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	$17,991	$(26,207,510)	$56,728,939
Issuance of common stock per investment unit agreements	1,421,889	1,422					66,247			67,669
Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937
Share-based compensation expense	270,000	270					889,130			889,400
Issuance of common stock resulting from exercise of stock options	78,644	79					26,534			26,613
Issuance of common stock resulting from cashless exercise of stock options	109,931	110					(110)			-
Restricted common stock issued as part of the Tan Security acquisition	250,000	250					709,750			710,000
Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654
Issuance of common stock resulting from convertible note PIK interest (paid)	67,708	68					60,869			60,937
Foreign currency translation								3,657		3,657
Net loss									(6,029,393)	(6,029,393)
Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	$21,648	$(32,236,903)	$54,364,413

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,191,369)	$(6,029,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,278,707	2,355,977
Accretion of debt discounts	334,356	519,472
Loss on issuance of warrants	-	787,209
Provision for doubtful accounts	326,165	104,288
Share-based compensation expense	1,071,604	889,400
Change in fair value of convertible notes, net of discount	782,941	142,341
Change in fair value of obligation to issue warrants	(615,678)	(2,238,145)
Change in fair value of convertible notes, net of discount - related party	(498,233)	705,270
Change in fair value of contingent consideration	-	880,050
Loss on conversion of convertible note	1,424,422	-
Loss on impairment of intangible assets	1,369,978	-
Gain on reduction of contingent consideration	(2,000)	(100,000)
Change in operating assets and liabilities:
Accounts receivable	178,218	(563,744)
Prepaid expenses	(382,177)	(134,876)
Deposits	19,146	26,743
Due from related party	-	(32,489)
Costs in excess of billings	(20,359)	30,852
Accounts payable and accrued expenses	121,780	718,162
Deferred rent	-	(2,937)
Billings in excess of costs	(96,121)	(28,330)
Right of use assets and liabilities	(17,727)	80,296
Net cash provided by (used in) operating activities	83,653	(1,889,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(435,523)	(505,904)
Purchase of domain names	-	(17,383)
Payments for business combination, net of cash acquired	-	(123,727)
Payments for asset acquisition	(48,000)	-
Net cash used in investing activities	(483,523)	(647,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Promissory note receivable	-	(75,000)
Payments pursuant to advances from related parties	-	(45,250)
Payments pursuant to notes payable and financing arrangements	(221,462)	(11,322)
Payments pursuant to a promissory note	-	(280,000)
Proceeds from notes payable and financing arrangements	500,000	-
Proceeds from the issuance of a promissory note	-	280,000
Proceeds from the issuance of convertible notes payable	-	1,925,000
Proceeds from the issuance of common stock and warrants	1,418,987	1,306,313
Net cash provided by financing activities	1,697,524	3,099,741

Effect of foreign exchange rate changes on cash	51,753	(48,619)

Net change in cash	1,349,407	514,254

Cash, beginning of period	652,524	285,761

Cash, end of period	$2,001,931	$800,015

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$128,475	$40,625
Conversion of convertible note into common stock	$2,380,730	$117,937
Debt discount for warrant liability	$-	$(1,542,000)
Equity issued pursuant to asset acquisition	$-	$710,000
Cash payable pursuant to acquisition	$-	$75,000
PIK interest payment of common stock	$56,244	$60,937
Common stock issued pursuant to consideration as part of acquisition	$-	$1,788,654
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$301,396	$1,485,511

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Helix Technologies, Inc. (the “Company” or “Helix”) was incorporated in Delaware on March 13, 2014. Pursuant to the acquisition of the assets of Helix TCS, LLC, as discussed below, the Company changed its name from Jubilee4 Gold, Inc. to Helix TCS, Inc. effective October 25, 2015. Effective June 5, 2020, the Company changed its name from Helix TCS, Inc. to Helix Technologies, Inc.

Effective October 25, 2015, the Company entered into an acquisition and exchange agreement with Helix TCS, LLC. The Company closed the transaction contemplated under the acquisition and exchange agreement on December 23, 2015 and Helix TCS, LLC was merged into and with Helix.

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

On July 31, 2020, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Invicta Security CA Corporation (“Invicta”), whereby the Company sold, assigned, transferred, and delivered to Invicta the Assets (as defined in the Agreement) and Invicta paid aggregate consideration of $1,750,000 and assumed the Assumed Liabilities (as defined in the Agreement). The Assets included, but were not limited to, the right, title and interest in and to all assets and property, tangible and intangible, of every kind and description, used in, related to or necessary for the security guarding and protective guarding services business conducted by the Company. See Subsequent Events (Note 20).

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

At June 30, 2020, the Company had a working capital deficit of $1,400,761 as compared to a working capital deficit of $3,416,501 at December 31, 2019. The decrease of $2,015,740 in the Company’s working capital deficit from December 31, 2019 to June 30, 2020 was primarily the result of proceeds received from the sale of common stock, a reduction in accounts receivable, and non-cash decreases in the fair market value of the Company’s convertible notes and warrant liability.

On March 11, 2020, the World Health Organization (“WHO”) recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, wide-sweeping quarantines and stay-at-home orders. While the Company is actively working to successfully navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of the Company’s control and cannot be predicted at this time.

The Company’s future capital requirements for its operations will depend on many factors, including the profitability of its businesses, the number and cash requirements of other acquisition candidates that the Company pursues, and the costs of operations. The Company has been investing in upgrading the capabilities of its software business. The Company’s management has taken several actions to ensure that it will have sufficient liquidity to meet its obligations for the next twelve months, including growing and diversifying its revenue streams, selectively reducing expenses, and considering additional funding. Additionally, if the Company’s actual revenues are less than forecasted, the Company anticipates that variable expenses will also decline, and the Company’s management can implement expense reduction as necessary. The Company is evaluating other measures to further improve its liquidity, including the sale of equity or debt securities. Lastly, the Company may elect to reduce certain related-party and third-party debt by converting such debt into common shares. The Company’s management believes that these actions will enable the Company to meet its liquidity requirements for the next twelve months. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations during 2020 and beyond.

The Company plans to generate positive cash flow from BioTrackTHC to address some of the liquidity concerns. However, to execute the Company’s business plan, service existing indebtedness and implement its business strategy, the Company anticipates that it will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, borrowings from affiliates or other arrangements. The Company cannot be sure that any additional funding, if needed, will be available on terms favorable to the Company or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute the Company’s current stockholders’ ownership and could also result in a decrease in the market price of the Company’s common stock. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. The Company also may be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s operating results and financial condition. Furthermore, any debt financing, if available, may subject the Company to restrictive covenants and significant interest costs. There can be no assurance that the Company will be able to raise additional capital, when needed, to continue operations in their current form.

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

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of June 30, 2020 or December 31, 2019.

From time to time, the Company’s cash balances may exceed FDIC-insured limits. As of June 30, 2020 and December 31, 2019, the Company’s cash balances exceeded FDIC-insured limits by approximately $967,000 and $120,000, respectively. The Company’s cash accounts have been placed with high credit quality financial institutions. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $333,535 and $273,138 at June 30, 2020 and December 31, 2019, respectively.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $2,327 and $178,219 for the three months ended June 30, 2020 and 2019, respectively, and $7,747 and $247,490 for the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the six months ended June 30, 2020 and 2019.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of June 30, 2020 and December 31, 2019. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Warrant liabilities

The fair value of the Company’s warrant liabilities approximated the carrying value as of June 30, 2020 and December 31, 2019. Factors that the Company considered when estimating the fair value of its warrants included market conditions and the term of the warrants. The level of the warrant liabilities would be considered as Level 3.

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

For the three months ended June 30, 2020 and the six months ended June 30, 2020 and 2019, potential common shares includable in the computation of fully-diluted per share results are not presented in the condensed consolidated financial statements as their effect would be anti-dilutive. For the three months ended June 30, 2019, dilutive earnings per share are calculated by dividing net income attributable to common shareholders less the change in fair value of warrant liability, the change in fair value of convertible notes, interest expense on convertible notes, and the debt discount amortized on convertible notes. The calculation of diluted EPS excludes 24,571,582 shares for securities which have been deemed to be anti-dilutive.

Earnings per share for the three and six months ended June 30, 2020 and 2019 were calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income attributable to common shareholders	$(3,098,027)	$4,811,718	$(6,143,174)	$(6,025,736)
Effect of dilutive instruments on net loss	-	(7,024,580)	-	-
Net income (loss) attributable to common shareholders - diluted	$(3,098,027)	$(2,212,862)	$(6,143,174)	$(6,025,736)

Denominator
Weighted average shares of common stock outstanding - basic	103,813,740	75,470,238	99,236,470	74,324,689

Dilutive effect of warrants and convertible securities	-	5,766,440	-	-

Weighted average shares of common stock outstanding - diluted	103,813,740	81,236,678	99,234,470	74,324,689

Net income (loss) per share
Basic	$(0.03)	$0.06	$(0.06)	$(0.08)
Diluted	$(0.03)	$(0.03)	$(0.06)	$(0.08)

The anti-dilutive shares of common stock outstanding for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Potentially dilutive securities:
Convertible notes payable	15,520,651	-	15,520,651	2,704,577
Convertible Preferred A Stock	1,045,970	1,000,000	1,045,970	1,000,000
Convertible Preferred B Stock	14,417,856	13,784,201	14,417,856	13,784,201
Warrants	4,985,998	-	4,985,998	4,925,558
Stock options	11,744,266	9,787,381	11,744,266	9,787,381

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

4.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Types of Revenues:
Security and Guarding	$2,009,294	$1,347,529	$3,602,743	$2,552,240
Systems Installation	140,959	174,067	315,905	202,608
Software	2,612,458	2,377,277	5,396,494	4,515,132
Total revenues	$4,762,711	$3,898,873	$9,315,142	$7,269,980

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

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at June 30, 2020 and December 31, 2019. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of June 30, 2020 and December 31, 2019. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending June 30, 2020 and 2019.

5.	Business Combinations

Tan’s International Security

On April 1, 2019, the Tan Security Closing Date, the Company entered into the Tan Security Acquisition Agreement. Pursuant to the Tan Security Acquisition Agreement, Helix purchased all membership interests and capital stock of Tan Security and collectively holds 100% of the interests of Tan Security. The purchase price of $100,000 in cash plus 250,000 shares of the Company’s restricted common stock will be paid to Rocky Tan as follows:

●	250,000 shares of Helix Stock at closing

●	$25,000 at closing

●	$25,000 on the 4-month anniversary of the Tan Security Closing Date

●	$25,000 on the 8-month anniversary of the Tan Security Closing Date

●	$25,000 on the 12-month anniversary of the Tan Security Closing Date

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

6.	Property and Equipment, Net

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Furniture and equipment	$240,984	$262,167
Software equipment	983,698	561,964
Vehicles	202,175	201,066
Total	1,426,857	1,025,197
Less: Accumulated depreciation	(240,634)	(219,518)
Property and equipment, net	$1,186,223	$805,679

Depreciation expense for the three months ended June 30, 2020 and 2019 was $25,206 and $29,509, respectively, and $54,978 and $47,222 for the six months ended June 30, 2020 and 2019, respectively.

7.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of June 30, 2020 and December 31, 2019:

	Estimated	Gross	June 30, 2020 (1)
	Useful Life (Years)	Carrying Amount	Assets Acquired	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(78,845)	$14,582
Trade names and trademarks	5 - 10	591,081	-	(265,563)	325,518
Web addresses	5	130,000	-	(108,568)	21,432
Customer list	5	8,304,449	-	(3,459,272)	4,845,177
Software	4.5	10,224,822	-	(4,646,129)	5,578,693
Domain Name	5	20,231	-	(4,052)	16,179
		$19,364,010	$-	$(8,562,429)	$10,801,581

			December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Assets Acquired Pursuant to Business Combination (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(69,533)	$23,894
Trade names and trademarks	5 - 10	591,081	-	(207,525)	383,556
Web addresses	5	130,000	-	(95,611)	34,389
Customer list	5	11,459,027	-	(4,256,070)	7,202,957
Software	4.5	9,771,195	453,627	(3,492,525)	6,732,297
Domain Name	5	-	20,231	(2,037)	18,194
		$22,044,730	$473,858	$(8,123,301)	$14,395,287

(1)	The Company wrote off the remaining unamortized balance of $1,369,978 related to the customer list intangible asset from the Security Grade Protective Services transaction as of March 31, 2020.
(2)	On September 10, 2019 the Company acquired various assets of GTI (see Note 5).

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,030,909 and $1,160,827 for the three months ended June 30, 2020 and 2019, respectively, and $2,223,729 and $2,308,755 for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the Company’s Goodwill as of June 30, 2020 and December 31, 2019:

Total Goodwill
Balance at December 31, 2018	$39,913,559
Goodwill attributable to Tan Security acquisition	821,807
Goodwill attributable to Green Tree acquisition	12,980,840
Balance at December 31, 2019	$53,716,206

Balance at June 30, 2020	$53,716,206

8.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$468,124	$444,344
Estimated earnings	166,208	150,355
Cost and estimated earnings earned on uncompleted contracts	634,332	594,699
Billings to date	424,696	501,543
Billings in excess of costs on uncompleted contracts	209,636	93,156

Costs in excess of billings	$278,178	$257,819
Billings in excess of cost	(68,542)	(164,663)
	$209,636	$93,156

9.	Accounts Payable and Accrued Liabilities

As of June 30, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$466,175	$895,785
Accrued compensation and related expenses	445,886	260,280
Accrued expenses	2,028,847	1,733,371
Lease obligation - current	293,673	373,710
Total	$3,234,581	$3,263,146

On May 5, 2020, under the Payroll Protection Program, Tan Security received a forgivable loan of $83,950, which is included in Accrued expenses. The loan was provided by the Small Business Administration to help support employees of companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown.

10.	Convertible Notes Payable, net of discount

	June 30, 2020	December 31, 2019
Note Ten, 25% convertible promissory note, fixed secured, maturing March 1, 2020, net of debt discount for warrants	-	143,630
Note Eleven, 10% convertible promissory note, fixed secured, maturing May 15, 2020, net of debt discount for warrants and legal fees	-	185,313
Note Twelve, 10% convertible promissory note, fixed secured, maturing June 16, 2020, net of debt discount for warrants and legal fees	86,832	205,363
Note Thirteen, 10% convertible promissory note, fixed secured, maturing July 11, 2020, net of debt discount for warrants and legal fees	485,050	206,091
Note Fourteen, 12% convertible promissory note, fixed secured, maturing September 26, 2020, net of debt discount for warrants and legal fees	222,506	92,095
Note Fifteen, 12% convertible promissory note, fixed secured, maturing November 15, 2021	385,000	385,000
	1,179,388	1,217,492
Less: Current portion	(794,388)	(832,492)
Long-term portion	$385,000	$385,000

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

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. During 2019, the investor elected their option to partially convert $280,000 in principal of Note Ten into 875,894 shares of the Company’s common stock. As of December 31, 2019, the fair value of Note Ten was $202,125. Accordingly, the Company recorded a change in fair value of $32,125 related to Note Ten for the year ended December 31, 2019. During the three months ended March 31, 2020 the investor converted the remaining $170,000 in principal of Note ten into 564,420 shares of the Company’s common stock. As of June 30, 2020, Note Ten had been fully repaid via the conversion into shares of the Company’s common stock.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the relative fair value of the warrants at inception of Note Ten. Debt discounts amortized to interest expense was $297,352 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $58,495. In May, September, and December 2019, the Company issued 15,625, 16,568 and 19,401 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062, $14,063, and $12,029, respectively. Accrued interest expense associated with Note Ten was $3,542 as of December 31, 2019, which includes PIK interest payable. Debt discount amortized to interest expense was $58,496 for the six months ended June 30, 2020.

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

The Company evaluated Note Eleven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Eleven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Eleven was $204,444. Accordingly, the Company recorded a change in fair value of $195,556 related to Note Eleven for the year ended December 31, 2019. During the three months ended March 31, 2020, the investor elected their option to partially convert $120,000 in principal of Note Eleven into 1,084,186 shares of the Company’s common stock. During the three months ended June 30, 2020, the investor elected their option to convert the remaining $280,000 in principal of Note Eleven into 3,336,225 shares of the Company’s common stock.

In addition, the company recorded a debt discount of $38,543 relating to the warrants issued in the amount of $18,543 based on the relative fair value of the warrants themselves at inception of Note Eleven and $20,000 relating to legal fees. Debt discounts amortized to interest expense were $19,412 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $19,131. Accrued interest expense associated with Note Eleven was $17,460 as of December 31, 2019. Debt discounts amortized to interest expense were $19,131 for the six months ended June 30, 2020 fully amortizing the remaining debt discount. Accrued interest expense associated with Note Eleven was $48,000 as of June 30, 2020. See Subsequent Events (Note 20) for the Second Amendment to Note Eleven extending the maturity date to April 11, 2021 and changes to the interest due on the note.

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

The Company evaluated Note Twelve in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Twelve will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Twelve was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Twelve for the year ended December 31, 2019. During the six months ended June 30, 2020, the investor elected their option to partially convert $350,110 in principal of Note Eleven into 3,925,000 shares of the Company’s common stock. As of June 30, 2020, the fair value of the remaining principal of Note Twelve was $86,832. Accordingly, the Company recorded a change in fair value of $241,797 related to Note Twelve for the six months ended June 30, 2020.

In addition, the company recorded a debt discount of $40,183 relating to the warrants issued in the amount of $17,683 based on the residual fair value of the warrants themselves at inception of Note Twelve and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $15,545 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $24,638. Accrued interest expense associated with Note Twelve was $18,285 as of December 31, 2019. Debt discounts amortized to interest expense were $24,638 for the six months ended June 30, 2020. The unamortized discount balance at June 30, 2020 was $0. Accrued interest expense associated with Note Twelve was $54,000 as of June 30, 2020. See Subsequent Events (Note 20) for the Second Amendment to Note Twelve extending the maturity date to April 11, 2021 and changes to the interest due on the note.

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

The Company evaluated Note Thirteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Thirteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Thirteen was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Thirteen for the year ended December 31, 2019. As of June 30, 2020, the fair value of Note Thirteen was $486,412. Accordingly, the Company recorded a change in fair value of $256,412 related to Note Thirteen for the six months ended June 30, 2020.

In addition, the company recorded a debt discount of $33,943 relating to the warrants issued in the amount of $11,443 based on the residual fair value of the warrants themselves at inception of Note Thirteen and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $10,034 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $23,909. Accrued interest expense associated with Note Thirteen was $16,022 as of December 31, 2019. Debt discounts amortized to interest expense were $22,546 for the six months ended June 30, 2020. The unamortized discount balance at June 30, 2020 was $1,363. Accrued interest expense associated with Note Thirteen was $51,891 as of June 30, 2020. See Subsequent Events (Note 20) for the First Amendment to Note Thirteen extending the maturity date to June 26, 2021 and changes to the interest due on the note.

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

The Company evaluated Note Fourteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Fourteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Fourteen was $107,602. Accordingly, the Company recorded a change in fair value of $102,924 related to Note Fourteen for the year ended December 31, 2019. As of June 30, 2020, the fair value of Note Fourteen was $227,561. Accordingly, the Company recorded a change in fair value of $119,958 related to Note Fourteen for the six months ended June 30, 2020.

In addition, the company recorded a debt discount of $15,794 relating to the warrants issued in the amount of $5,268 based on the residual fair value of the warrants themselves at inception of Note Fourteen and $10,526 relating to legal fees. Debt discounts amortized to interest expense were $287 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $15,507. Accrued interest expense associated with Note Fourteen was $463 as of December 31, 2019. Debt discounts amortized to interest expense were $10,453 for the six months ended June 30, 2020. The unamortized discount balance at June 30, 2020 was $5,054. Accrued interest expense associated with Note Fourteen was $17,305 as of June 30, 2020. See Subsequent Events (Note 20) for the First Amendment to Note Fourteen extending the maturity date to June 26, 2021 and changes to the interest due on the note.

On November 15, 2019, the Company entered into a $5,000,000 Unsecured Convertible Promissory Note (“Note Fifteen”) with the investor. The investor provided the Company with $385,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. Note Fifteen will mature on November 15, 2021 and bear interest at a rate of 12% per annum, payable by the Company in cash. The principal balance of Note Fifteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Fifteen. As of June 30, 2020, and December 31, 2019, the balance of Note Fifteen was $385,000. Accrued interest expense associated with Note Fifteen was $16,966 and $5,239 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2020, the fair value of Note Nine was $1,285,221. Accordingly, the Company recorded a change in fair value of $498,233 related to Note Nine for the six months ended June 30, 2020, respectively.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discount amortized to interest expense was $199,094 for the six months ended June 30, 2020. The unamortized discount balance at June 30, 2020 was $0. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. On February 24, 2020, the Company issued 167,891 restricted shares of common stock as PIK interest payments in the amount of $93,750. Accrued interest expense associated with Note Nine was $29,795 as of June 30, 2020, which includes PIK interest payable. The Company and the Related Party Holder are negotiating a potential extension of Note Nine.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. As of December 31, 2019, the fair value of the warrant liability was $182,065 while as of June 30, 2020, the fair value of the warrant liability was $138. Accordingly, the Company recorded a change in fair value of approximately $181,927 during the six months ended June 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. The Company and the Related Party Holder mutually agreed to defer payment of interest and repayment of principal until July 29, 2020. On July 29, 2020, the Company repaid the $300,000 promissory note outstanding, along with $36,000 of interest payable associate with the promissory note (See Note 20).

12.	Notes Payable and Financing Arrangements

As of June 30, 2020 and December 31, 2019 notes payable consisted of the following:

	June 30, 2020	December 31, 2019
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$45,669	$52,507
Loans Payable - Credit Union	4,332	5,385
Notes Payable and financing arrangements	686,429	400,000
Less: Current portion of loans payable	(310,406)	(24,805)
Long-term portion of loans payable	$426,024	$433,087

The interest expense associated with the notes payable was $70,135 and $890 for the three months ended June 30, 2020 and 2019, respectively, and $128,475 and $2,681 for the six months ended June 30, 2020 and 2019, respectively.

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

On February 7, 2020, the Company and its subsidiary Bio-Tech Medical Software Inc. entered into an agreement for the purchase and sale of future receipts with Advantage Capital Funding. $485,000 was actually funded to the Company with a promise to pay $15,000 per week for 8 weeks and $20,000 per week for the next 27 weeks until a total of $660,000 is paid. $286,429 of principal remained outstanding as of June 30, 2020.

13.	Shareholders’ Equity

Common Stock

Other Common Stock Issuances

In January 2020, the Company issued 270,270 shares of common stock as part of an investment unit purchase agreement.

During the three months ended March 31, 2020, the Company issued 167,891 restricted shares of common stock as PIK interest payment in the amount of $93,750 (see Note 10).

In May and June 2020, the Company issued 11,163,520 shares of common stock as part of subscription purchase agreements.

In May 2020 an option holder exercised 700,000 options and was issued 700,000 shares of common stock for total proceeds of $91,000.

During the six months ended June 30, 2020 the Company issued 503,800 restricted shares to employees and former employees and recorded stock-based compensation expense of $1,071,604.

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

Conversion of Convertible Note to Common Stock

During the six months ended June 30, 2020, the holders of Note Ten, Note Eleven and Note Twelve elected to convert $170,000, $400,000 and $350,110 in principal of the respective convertible notes into 564,420, 4,420,411 and 3,925,000 shares of the Company’s common stock, respectively (See Note 10).

On March 7, 2019 and March 28, 2019, the holder of a 10% fixed secured convertible promissory note issued by the Company elected its option to fully convert $75,882 and $42,055 in principal of the convertible note into 100,000 and 55,421 shares of the Company’s common stock, respectively.

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

As a result of the Company’s financing at $.11 per share during May and June 2020 the number of shares of common stock the Series A Preferred Stock is convertible into increased from 1,000,000 to 1,045,970.

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

Conversion:

Each Series B Preferred Share is convertible at the option of the holder into such number of shares of the Company’s common stock equal to the number of Series B Preferred Shares to be converted, multiplied by the Preferred Conversation Rate. The Preferred Conversion Rate shall be the quotient obtained by dividing the Preferred Stock Adjusted Issue Price ($0.3110812) by the Preferred Stock Conversation Price in effect at the time of the conversion (the initial conversion price will be equal to the Preferred Stock Original Issue Price, subject to adjustment in the event of stock splits, stock dividends, and fundamental transactions). Based on the current conversion price, the Series B Preferred Shares are convertible into 14,417,856 shares of common stock. A fundamental transaction means: (i) our merger or consolidation with or into another entity, (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (iii) any reclassification of our Common Stock or any compulsory share exchange by which Common Stock is effectively converted into or exchanged for other securities, cash or property; or (iv) sale of shares below the preferred stock conversion price. Each Series B Preferred Share will automatically convert into common stock upon the earlier of (i) notice by the Company to the holders that the Company has elected to convert all outstanding Series B Preferred Shares at any time on or after May 12, 2018; or (ii) immediately prior to the closing of a firmly underwritten initial public offering (involving the listing of the Company’s Common Stock on an Approved Stock Exchange) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of the Common Stock for the account of the Company in which the net cash proceeds to the Company (before underwriting discounts, commissions and fees) are at least fifty million dollars ($50,000,000).

As a result of the Company’s financing at $.11 per share during May and June 2020 the number of shares of common stock the Series B Preferred Stock is convertible into increased from 13,784,201 to 14,417,856.

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

On March 31, 2020 the Company awarded an employee (who is also a board member), two options to purchase a total of 800,000 shares of the Company’s common stock at a price of $0.115 per share. Out of the 800,000 total, 100,000 options vested immediately upon grant, 100,000 vest on 8/15/2020 and the remaining 600,000 vest based on achievement of certain milestones through December 31 2020. As of June 30, 2020, none of the milestone performance awards had vested. These options expire on March 31, 2025.

During the three months ended March 31, 2020 the Company awarded certain consultants options to purchase 165,000 shares of the Company’s common stock at prices ranging from $0.20 to $0.46 per share. These options vested immediately and expire three years from issuance.

On April 1, 2020 the Company awarded a consultant an option to purchase a total of 65,000 shares of the Company’s common stock at a price of $0.115 per share. The options vested immediately upon grant and expire 4/1/2023.

In May 2020 the Company awarded a consultant an option to purchase 700,000 shares of the Company’s common stock at a price of $.13 per share. The options vested immediately and were fully exercised shortly after grant.

On June 8, 2020 the Company awarded certain employees an option to purchase a total of 200,000 shares of the Company’s common stock at a price of $0.23 per share. 50% of these options vest on 12/8/2020 and 50% vest on 6/8/2020 and all expire June 8, 2025.

On June 19, 2020 the Company awarded the Chief Executive Officer, an option to purchase a total of 500,000 shares of the Company’s common stock at a price of $0.167 per share. These options vest over a three-year period from June 19, 2021 to June 19, 2023 and expire June 19, 2025.

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

Stock option activity for the period ended June 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	11,617,381	$0.807	3.21
Granted	2,630,000	$0.169	4.12
Exercised	(700,000)	$0.13	3.00
Forfeited and expired	(1,803,115)	$0.702	0.42
Outstanding at June 30, 2020	11,744,266	$0.721	3.76
Vested options at June 30, 2020	8,780,932	$0.726	1.90

15.	Warrant Liability

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $54,620 while as of June 30, 2020, the fair value of the warrant liability was $42,479. Accordingly, the Company recorded a change in fair value of the warrant liability of $(12,141) related to Note Ten for the six months ended June 30, 2020.

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

As of June 30, 2020, the fair value of the warrant liability was $327 and the Company recorded a change in fair value of the warrant liability of $(193,426) for the six months ended June 30, 2020.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time six months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At December 31, 2019, the fair value of the warrant liability was $24,504 while as of June 30, 2020, the fair value of the warrant liability was $63,523. Accordingly, the Company recorded a change in fair value of the warrant liability of $39,019 related to the warrants for the six months ended June 30, 2020.

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

The gross proceeds from the 166,667 investment units at $0.90 was $150,000. The fair value of the June Warrant Shares at issuance was $83,586, at December 31, 2019 was $26,881, and as of June 30, 2020, the fair value of the warrant liability was $6,552. Accordingly, the Company recorded a change in fair value of the warrant liability of $(20,329) related to the warrants for the six months ended June 30, 2020.

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

The Company determined that the warrants associated with Note Eleven are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,130 while as of June 30, 2020, the fair value of the warrant liability was $2,664. Accordingly, the Company recorded a change in fair value of the warrant liability of $(6,466) related to Note Eleven for the six months ended June 30, 2020.

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

The Company determined that the warrants associated with Note Twelve are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,194 while as of June 30, 2020, the fair value of the warrant liability was $2,692. Accordingly, the Company recorded a change in fair value of the warrant liability of $(6,502) related to Note Twelve for the six months ended June 30, 2020.

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

The Company determined that the warrants associated with Note Thirteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,236 while as of June 30, 2020, the fair value of the warrant liability was $2,710. Accordingly, the Company recorded a change in fair value of the warrant liability of $(6,526) related to Note Thirteen for the six months ended June 30, 2020.

On November 1, 2019, the Company issued warrants to an institution to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.435. The warrants are exercisable at any time after the issuance date within five years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At December 31, 2019, the fair value of the warrant liability was $40,063. As of June 30, 2020, the fair value of the warrant liability was $11,880 and the Company recorded a change in fair value of the warrant liability of $(28,183) related to the warrants for the six months ended June 30, 2020.

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

The Company determined that the warrants associated with Note Fourteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $4,687 while as of June 30, 2020, the fair value of the warrant liability was $1,386. Accordingly, the Company recorded a change in fair value of the warrant liability of $(3,301) related to Note Fourteen for the six months ended June 30, 2020.

On January 28, 2020, the Company entered into a subscription agreement with an investor for the purchase of 270,270 shares of the Company’s common stock and 135,135 warrants to purchase shares of the Company’s common stock at $0.40 per share for total gross proceeds of $100,000.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, January 28, 2020, the fair value of the warrant liability was $56,208 while as of June 30, 2020, the fair value of the warrant liability was $15,524. Accordingly, the Company recorded a change in fair value of the warrant liability of $(40,684) and related to the warrants for the six months ended June 30, 2020.

A summary of warrant activity is as follows:

For the Six Months Ended June 30, 2020
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2020	5,113,058	$0.23

Warrants expired	(462,195)	$0.32

Warrants granted	335,135	$0.16

Balance at June 30, 2020	4,985,998	$0.52

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of June 30, 2020	As of December 31, 2019
Fair value of company’s common stock	$0.143	$0.60
Dividend yield	0%	0%
Expected volatility	53% - 153%	45% - 140%
Risk Free interest rate	0.16% - 0.26%	1.55% - 1.79%
Expected life (years)	2.89	2.83
Fair value of financial instruments - warrants	$155,789	$715,259

The change in fair value of the financial instruments – warrants is as follows:

Amount
Balance as of January 1, 2020	$715,259

Fair value of warrants issued	56,208

Change in fair value of liability to issue warrants	(615,678)

Balance as of June 30, 2020	$155,789

Amount
Balance as of April 1, 2020	$113,942

Fair value of warrants issued	-

Change in fair value of liability to issue warrants	41,847

Balance as of June 30, 2020	$155,789

16.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. On April 13, 2020 our Board of Directors approved an amendment to the 2017 Plan and a majority of our voting securityholders approved the amendment on April 22, 2020. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 11,000,000 shares of common stock are reserved for issuance, of which options to purchase 4,465,000 and 1,835,000 shares of common stock and 1,268,745 and 764,945 shares of common stock were granted as of June 30, 2020 and December 31, 2019, respectively.

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

BioTrackTHC Management Awards

On September 1, 2015 and November 1, 2015, BioTrackTHC’s Board approved individual employee option grants (the “Executive Grants”) for three executives (the “Executives”). Pursuant to the Executive Grants, the Executives were each granted stock options to purchase 146,507 shares (totaling 439,521 shares) of BioTrackTHC’s common stock (the “Option”) at an exercise price equal to approximately $7.67. The options vest as to 25% of the shares subject to the Options, one year after the date of grant and then in equal quarterly installments for the three years thereafter, subject to the Executive’s continued employment with BioTrackTHC (see Note 1). On February 29, 2020, the former President of the Company’s BioTrackTHC subsidiary forfeited 1,430,306 BioTrackTHC Management Awards (See Note 14).

17.	Income Taxes

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the six months ended June 30, 2020 and 2019 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the six months ended June 30, 2020 and 2019, the Company has a net operating loss carry forward of approximately $19,278,000 and $15,098,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Activity related to the Company’s leases was as follows:

Six Months Ended June 30, 2020
Operating lease expense	$94,612
Cash paid for amounts included in the measurement of operating lease liabilities	$100,681
ROU assets obtained in exchange for operating lease obligations	$301,396

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of June 30, 2020
Other assets	$1,246,471

Accounts payable and accrued liabilities	$293,671
Other long-term liabilities	1,000,948
Total lease liabilities	$1,294,619

Weighted average remaining lease term (in years)	3.92
Weighted average discount rate	7.92%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

As of June 30, 2020
2020 – Remaining	174,774
2021	337,346
2022	307,280
2023	287,578
2024	294,185
Thereafter	106,075
Total future minimum lease payments	$1,507,238
Less imputed interest	(212,619)
Total	$1,294,619

As of June 30, 2020, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Security and guarding
Revenue	$2,009,294	$1,347,529	$3,602,743	$2,552,240
Cost of revenue	1,579,970	797,944	2,895,714	1,738,530
Gross margin	429,324	549,585	707,029	813,710
Total operating expenses	1,155,687	1,903,371	4,463,811	3,637,078
Loss from operations	(726,363)	(1,353,786)	(3,756,782)	(2,823,368)
Total other income (expense)	(2,012,689)	7,265,540	(1,605,696)	(979,410)
Total net income (loss)	$(2,739,052)	$5,911,754	$(5,362,478)	$(3,802,778)

Adjusted EBITDA	$(375,519)	($700,988)	$(1,102,353)	$(1,579,134)
Systems installation
Revenue	$140,959	$174,067	$315,905	$202,608
Cost of revenue	136,398	337,852	264,099	499,610
Gross margin	4,561	(163,785)	51,806	(297,002)
Total operating expenses	88,919	154,822	269,007	187,453
Loss from operations	(84,358)	(318,607)	(217,201)	(484,455)
Total other income	(98)	513	(283)	433
Total net (loss) income	$(84,456)	$(318,094)	$(217,484)	$(484,022)

Adjusted EBITDA	$(84,358)	$(317,365)	$(217,201)	$(483,483)
Software
Revenue	$2,612,458	$2,377,277	$5,396,494	$4,515,132
Cost of revenue	669,300	860,903	1,492,534	1,683,778
Gross margin	1,943,158	1,516,374	3,903,960	2,831,354
Total operating expenses	2,177,744	2,309,704	4,391,311	4,585,917
Loss from operations	(234,586)	(793,330)	(487,351)	(1,754,563)
Total other income	(67,051)	11,978	(124,056)	11,970
Total net loss	$(301,637)	$(781,352)	$(611,407)	$(1,742,593)

Adjusted EBITDA	$798,627	$223,701	$1,578,509	$245,608

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

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2020	2019	2020	2019
Net Loss	$(6,191,369)	$(6,029,393)	$(3,125,145)	$4,812,308
Interest expense	676,090	690,282	172,248	514,081
Depreciation and amortization	2,278,707	2,355,977	1,056,115	1,190,336
Loss on impairment of intangible assets	1,369,978	-	-	-
Share based compensation expense	1,071,604	889,400	327,542	480,465
Change in fair value of convertible note	782,941	142,341	443,321	(845,622)
Change in fair value of convertible note - related party	(498,233)	705,270	-	(2,818,739)
Change in fair value of warrant liability	(615,678)	(2,238,145)	41,847	(3,871,101)
Change in fair value of contingent consideration	1,424,422	880,050	1,424,422	(256,650)
Loss on issuance of warrants	(2,000)	787,209	(2,000)	-
Other income	(37,507)	-	-	-
Adjusted EBITDA (1)	$258,955	$(1,817,009)	$338,351	$(794,922)

(1)	See “Non-GAAP Financial Measures” within Part I, Item 2, Management’s Discussion and Analysis.

20.	Subsequent Events

On July 9, 2020, the Company entered into a First Amendment to 10% Fixed Convertible Promissory Note to the note dated December 26, 2019 (Note Fourteen). The amendment changed the conversion price to the lesser of $0.11 or 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the holder elects to convert all or part of the note and the maturity date was extended to June 26, 2021, with additional guaranteed interest accruing from the original maturity to the amended maturity date at 9%.

On July 9, 2020, the Company entered into a First Amendment to 10% Fixed Convertible Promissory Note to the note dated October 11, 2019 (Note Thirteen). The amendment changed the conversion price to the lesser of $0.11 or 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the holder elects to convert all or part of the note and the maturity date was extended to June 26, 2021, with additional guaranteed interest accruing from the original maturity to the amended maturity date at 9%.

On July 9, 2020, the Company entered into a Second Amendment to September 16, 2019 Fixed Convertible Promissory Note (Note Twelve). The amendment changed the conversion price to the lesser of $0.11 or 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the holder elects to convert all or part of the note and the maturity date was extended to April 11, 2021, with additional guaranteed interest accruing from the original maturity to the amended maturity date at 9%.

On July 9, 2020, the Company entered into a Second Amendment to August 15, 2019 Fixed Convertible Promissory Note (Note Eleven). The amendment changed the conversion price to the lesser of $0.11 or 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the holder elects to convert all or part of the note and the maturity date was extended to April 11, 2021, with additional guaranteed interest accruing from the original maturity to the amended maturity date at 9%.

On July 29, 2020, the Company repaid the $300,000 promissory note outstanding, along with $36,000 of interest payable associate with the promissory note.

On July 31, 2020, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Invicta Security CA Corporation, a Delaware corporation (“Buyer”), Invicta Services LLC, a Delaware limited liability company (“Invicta”), Boss Security Solutions, Inc., a Colorado corporation (“Boss”), Security Consultants Group, LLC, a Colorado limited liability company (“SCG”), Tan’s International LLC, a California limited liability company (“Tan LLC”), and Tan’s International Security, Inc., a California corporation (“Tan Security”, collectively with Boss, SCG and Tan LLC, the “Sellers” or individually a “Seller”). Pursuant to the terms and conditions of the Agreement, the Sellers sold, assigned, transferred, and delivered to Buyer the Assets (as defined in the Agreement) and Buyer paid aggregate consideration of $1,750,000 and assumed the Assumed Liabilities (as defined in the Agreement). The Assets included but were not limited to the right, title and interest in and to all assets and property, tangible and intangible, of every kind and description, used in, related to or necessary for the security guarding and protective guarding services business conducted by the Sellers. The Agreement contained certain customary representations and warranties made by the parties. The Sellers and Helix agreed to various customary covenants, including, among others, covenants regarding non-competition, the use and disclosure of confidential information, and the non-solicitation of business relationships. As collateral for Sellers’ indemnification obligations, Buyer held back $600,000 of the consideration pursuant to Section 2.3 of the Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on March 30, 2020 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Helix”, the “Company”, “we”, “us”, and “our” refer to Helix Technologies, Inc.

Overview

Helix Technologies, Inc. provides critical infrastructure solutions to the legal cannabis industry. Our mission is to provide clients with the best-in-class critical infrastructure services through a single integrated platform which enables them to run their businesses more safely, efficiently, and profitably. As we increase our platform’s scale and scope, clients will be able to realize greater cost savings and operating advantages.

Our team is composed of former military, financial services, and technology professionals with deep experience in technology design and development, strategic partnerships, data aggregation, venture capital, private equity, risk-management, security and law enforcement, intelligence, banking, and finance.

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

We have largely completed the financial and operational integrations of the previous 24 months, namely the acquisitions of BioTrackTHC, Engeni, Tan Security and Amercanex. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully paid Google pay-per-click campaign, lead capture, lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s organic offshore software development platform, and has delivered the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry. Tan Security, a licensed security company, provided the Company a platform with which to expand security operations in the state of California. Amercanex is a business to business wholesale marketplace that leverages blockchain technology and is capable of facilitating wholesale cannabis and hemp transactions between licensed businesses on a global scale. The Company has integrated Amercanex’s technology with BioTrackTHC’s software platforms. Integration of the previously announced acquisitions has already yielded the operational and financial results that the management team sought, evidenced by strongly improved cash flows from operations, growing market share, and a greatly accelerated software development time with increased market responsiveness. These integrations still have room to yield more financial and operational leverage, which will be welcome in the unprecedented operating environment that now confronts the industry. Further, the turnaround of the BioTrackTHC unit is well advanced, with strategic restructuring in operations and personnel nearly complete, having been initiated in 2019. The transition of BioTrackTHC from an operation with negative $800,000 of Adjusted EBITDA in 2018 (while still better than competitors) into an operation that generated nearly $800,000 in Adjusted EBITDA in Q1 2020 and Q2 2020 is a transformational success.

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

On March 11, 2020, the World Health Organization (“WHO”) recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including in the markets that the Company operates in, to implement preventative or protective measures, such as travel and business restrictions, wide-sweeping quarantines and stay-at-home orders. As a result, COVID-19 has significantly curtailed global economic activity, including in the industries in which the Company operates.

The COVID-19 pandemic has created significant disruption and volatility in the capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. If we need to raise additional capital to support operations in the future, we may be unable to access the capital markets.

In response to the health and safety risks and challenges presented by the COVID-19 pandemic, the Company has been proactively and regularly implementing measures to protect its employees. These measures include, but are not limited to, the following:

●	Abiding by national, state, and local recommendations to require the wearing of protective face masks and practicing of social distancing.

●	Adopting remote working protocols, systems, and processes.

While the Company is actively working to successfully navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time. We believe that the economic impacts of the pandemic are not well understood in terms of scope, scale and duration, and so we continue to focus on accelerating our execution timeline while using our technology and data resources to deliver greater reliability and profitability to our customers.

Results of Operations for the three months ended June 30, 2020 and 2019

The following table shows our results of operations for the three months ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$4,762,711	$3,898,873	$863,838	22%
Cost of revenue	2,385,668	1,996,699	388,969	19%
Gross margin	2,377,043	1,902,174	474,869	25%

Operating expenses	3,422,350	4,367,897	(945,547)	-22%

Loss from operations	(1,045,307)	(2,465,723)	1,420,416	-58%

Other income (expense), net	(2,079,838)	7,278,031	(9,357,869)	-129%

Net income (loss)	$(3,125,145)	$4,812,308	$(7,937,453)	-165%

Changes in foreign currency translation adjustment	$27,118	$(590)	$27,708	-4,696%

Net income (loss) attributable to common shareholders	$(3,098,027)	$4,811,718	$(7,909,745)	-164%

Revenue

Total revenue for the three-month period ended June 30, 2020 was $4,762,711, which represented an increase of $863,838 compared to total revenue of $3,898,873 for the three months ended June 30, 2019. The increase primarily resulted from additional revenue resulting from continued growth in our software client based, and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 and 2019 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $388,969 for the three months ended June 30, 2020, to $2,385,668 as compared to $1,996,699 for the three months ended June 30, 2019. The increase resulted entirely from the substantial increase in the number of clients serviced by Helix security, which required the hiring of additional employees. Despite growing software revenues, our cost of revenues in that business unit declined year over year.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended June 30, 2020 and 2019 were $3,422,350 and $4,367,897, respectively. The overall $945,547 decrease in operating expenses was attributable to intense cost management efforts, illustrated by the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $(452,288)

●	Salaries and wages – $72,844

●	Professional and legal fees – $(431,882)

●	Depreciation and amortization – $(134,221)

The $452,288 decrease in selling, general and administrative expenses is a result of decreases in rent expense, advertising and travel expenses resulting from cost containment measures. The $72,844 increase in salaries and wages resulted from an increase in stock compensation expense. The $431,221 decrease in professional and legal fees primarily resulted from a decrease in legal fees and costs associated with fundraising and acquisitions. The $134,221 decrease in depreciation and amortization was due to reduced amortization of intangible assets acquired in the Security Grade acquisition as we fully impaired certain intangible assets in the first quarter of 2020.

Other Income (Expense), net

Other income (expense), net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income (expense), net during the six months ended June 30, 2020 and 2019 was $(1,730,035) and $(967,007), respectively. The $763,028 decrease in other income (expense), net was primarily attributable to a loss on the change in fair value of convertible notes of $782,941 as compared with a loss of $142,341 in the prior period, and loss on conversion of convertible notes of $1,424,422, partially offset by gain on the change in fair value of convertible notes – related party of $498,233, gain on the change in fair value of warrant liability of $615,678 as compared with a gain of $2,238,145 in the prior period, other income of $37,507, a loss on the change in fair value of warrant liability of 880,050 in the prior period, and a loss on issuance of warrants in the prior period of 787,209.

Net income (loss)

For the foregoing reasons, we had a net loss of $(3,125,145) for the three months ended June 30, 2020, or $(0.03) per basic share, compared to net income of $4,812,308 for the three months ended June 30, 2019, or $0.06 net income per basic share.

Net income (loss) Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(3,098,027) for the three months ended June 30, 2020, or $(0.03) per basic share attributable to common shareholders, compared to net income attributable to common shareholders of $4,811,718 for the three months ended June 30, 2019, or $0.06 net income per basic share attributable to common shareholders.

Results of Operations for the six months ended June 30, 2020 and 2019

The following table shows our results of operations for the six months ended June 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$9,315,142	$7,269,980	$2,045,162	28%
Cost of revenue	4,652,347	3,921,918	730,429	19%
Gross margin	4,662,795	3,348,062	1,314,733	39%

Operating expenses	9,124,129	8,410,448	713,681	8%

Loss from operations	(4,461,334)	(5,062,386)	601,052	-12%

Other income (expense), net	(1,730,035)	(967,007)	(763,028)	79%

Net loss	$(6,191,369)	$(6,029,393)	$(161,976)	3%

Changes in foreign currency translation adjustment	$48,195	$3,657	$44,538	1,218%

Net loss attributable to common shareholders	$(6,143,174)	$(6,025,736)	$(117,438)	2%

Revenue

Total revenue for the six-month period ended June 30, 2020 was $9,315,142, which represented an increase of $2,045,162 compared to total revenue of $7,269,980 for the six months ended June 30, 2019. The increase primarily resulted from additional revenue resulting from continued growth in our software client based, and an increase in the number of clients serviced by our security operations.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 and 2019 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues increased by $730,429 for the six months ended June 30, 2020, to $4,652,347 as compared to $3,921,918 for the six months ended June 30, 2019. The increase resulted entirely from the substantial increase in the number of clients serviced by Helix security, which required the hiring of additional employees. Despite growing software revenues, our cost of revenues in that business unit declined year over year.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the six months ended June 30, 2020 and 2019 were $9,124,129 and $8,410,448, respectively. The overall $713,681 increase in operating expenses was attributable to the following increases in operating expenses of:

●	Selling, general and administrative – $(485,435)

●	Salaries and wages – $552,328

●	Professional and legal fees – $(645,920)

●	Depreciation and amortization – $(77,270)

●	Loss on impairment of intangible assets - $1,369,978

The $485,435 decrease in selling, general and administrative expenses is a result of decreases in rent expense, advertising and travel expenses. The $552,328 increase in salaries and wages resulted from share-based compensation and separation payments to terminated employees. The $645,920 decrease in professional and legal fees primarily resulted from a decrease in legal fees and costs associated with fundraising and acquisitions. The $1,369,978 increase in loss on impairment of intangible assets was due to the full impairment of the Security Grade customer list in the first quarter of 2020.

Other Income (Expense), net

Other income (expense), net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition and interest (expense) income. Other income (expense), net during the six months ended June 30, 2020 and 2019 was $(1,730,035) and $(967,007), respectively. The $763,028 decrease in other income (expense), net was primarily attributable to a loss on the change in fair value of convertible notes of $782,941 as compared with a loss of $142,341 in the prior period, and loss on conversion of convertible notes of $1,424,422, partially offset by gain on the change in fair value of convertible notes – related party of $498,233, gain on the change in fair value of warrant liability of $615,678 as compared with a gain of $2,238,145 in the prior period, other income of $37,507, a loss on the change in fair value of warrant liability of 880.050 in the prior period, and a loss on issuance of warrants in the prior period of 787,209, during the six months ended June 30, 2020.

Net income (loss)

For the foregoing reasons, we had a net loss of $(6,191,369) for the six months ended June 30, 2020, or $(0.06) net loss per common share – basic and diluted, compared to a net loss of $(6,029,393) for the six months ended June 30, 2019, or $(0.08) net loss per common share – basic and diluted.

Net income (loss) Attributable to common shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(6,143,174) for the six months ended June 30, 2020, or $(0.06) net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $(6,025,736) for the six months ended June 30, 2019, or $(0.08) net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the six months ended June 30, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of June 30, 2020, we had a cash balance of $2,001,931, accounts receivable, net of $1,350,513 and $6,148,926 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2020. We’ve taken proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	June 30, 2020	December 31, 2019	Change
Current assets	$4,748,165	$3,518,224	$1,229,941
Current liabilities	6,148,926	6,934,725	(785,799)
Working capital	$(1,400,761)	$(3,416,501)	$2,015,740

As of June 30, 2020, and December 31, 2019, we had a cash balance of $2,001,931 and $652,524, respectively.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2020	2019

Net cash provided by (used in) operating activities	$83,653	$(1,889,854)
Net cash used in investing activities	(483,523)	(647,014)
Net cash provided by financing activities	1,697,524	3,099,741

Net cash used in operating activities. Net cash provided by operating activities for the six months ended June 30, 2020 was $83,653. This included a net loss of $6,191,369, non-cash charge related to depreciation and amortization of $2,278,707, non-cash charge related to amortization of debt discounts of $334,356, non-cash charge related to provision for doubtful account $326,165, non-cash charge related to share-based compensation of $1,071,604, non-cash losses (gains) due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability of $782,941, $(615,678), and $(498,233), loss on conversion of convertible note of 1,424,422, loss on impairment of intangible assets of $1,369,978, gain on reduction of contingent consideration of $(2,000), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, accounts payable and accrued expenses, prepaid expenses, due from related party, and right of use assets and liabilities of $(197,240). Net cash used in operating activities for the six months ended June 30, 2019 was $(1,889,854). This included a net loss of $6,029,393, non-cash charge related to depreciation and amortization of $2,355,977, non-cash charge related to amortization of debt discounts of $519,472,  non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful account $104,288, non-cash charge related to share-based compensation of $889,400, non-cash losses (gains) due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability, fair value of contingent consideration of $142,341, $705,270, $(2,238,145) and $880,050, non-cash gains on reduction of contingent consideration of $100,000, and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, deferred rent, accounts payable and accrued expenses, prepaid expenses, due from related party, and right of use assets and liabilities of $93,677.

Net cash used in investing activities. Net cash used in investing activities for the six months ended June 30, 2020 was $483,523, which consisted of capital expenditures of $(435,523), and payments pursuant to the Tan Security business acquisition of $(48,000). Net cash used in investing activities for the six months ended June 30, 2019 was $(647,014), which consisted of capital expenditures of $(505,904), purchase of domain names of $(17,383) and payments pursuant to the Tan Security business acquisition and Security Grade business acquisition of $(123,727).

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $1,697,524, which resulted from repayment of notes payable of $(221,462), proceeds from notes payable and financing arrangements of $500,000, and proceeds from the issuance of common stock of $1,418,987. Net cash provided by financing activities for the six months ended June 30, 2019 was $3,099,741, which resulted from issuance of a promissory note receivable of $(75,000), repayment of notes payable of $(11,322), proceeds and repayment of a promissory note of $(280,000), proceeds from the issuance of common stock of $1,306,313, proceeds from the issuance of convertible note payable of $1,925,000 and repayment of advances from related parties of $(45,250).

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

We evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of June 30, 2020, the fair value of Note Nine was $1,285,221. Accordingly, we recorded a change in fair value of ($498,233) related to Note Nine for the six months ended June 30, 2020, respectively.

In addition, we recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discount amortized to interest expense was $199,094 for the six months ended June 30, 2020. The unamortized discount balance at June 30, 2020 was $0. On May 31, 2019, we issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. On February 24, 2020, we issued 167,891 restricted shares of common stock as PIK interest payments in the amount of $93,750. Accrued interest expense associated with Note Nine was $29,795 as of June 30, 2020, which includes PIK interest payable. As of June 30, 2020, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,285,221.

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

We determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. We have no plans to consummate a fundamental transaction and do not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At inception, March 1, 2019, the fair value of the warrant liability was $1,186,153 while as of March 31, 2020, the fair value of the warrant liability was $138. Accordingly, we recorded a change in fair value of approximately $181,927 during the six months ended June 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

On July 29, 2019, we entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. We and the Related Party Holder mutually agreed to defer payment of interest and repayment of principal until July 29, 2020, at which time we repaid the note with all accrued interest.

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

	For the Six Months Ended June 30		For the Three Months Ended June 30
	2020	2019	2020	2019
Net Loss	$(6,191,369)	$(6,029,393)	$(3,125,145)	$4,812,308
Interest expense	676,090	690,282	172,248	514,081
Depreciation and amortization	2,278,707	2,355,977	1,056,115	1,190,336
Loss on impairment of intangible assets	1,369,978	-	-	-
Share based compensation expense	1,071,604	889,400	327,542	480,465
Change in fair value of convertible note	782,941	142,341	443,321	(845,622)
Change in fair value of convertible note - related party	(498,233)	705,270	-	(2,818,739)
Change in fair value of warrant liability	(615,678)	(2,238,145)	41,847	(3,871,101)
Change in fair value of contingent consideration	1,424,422	880,050	1,424,422	(256,650)
Loss on issuance of warrants	(2,000)	787,209	(2,000)	-
Other income	(37,507)	-	-	-
Adjusted EBITDA	$258,955	$(1,817,009)	$338,351	$(794,922)

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the six months ended June 30, 2020, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2020, the parties have outlined a settlement agreement pending the outcome of the Kenney, et. al. case. The parties executed the settlement agreement in April 2020 and are awaiting court approval. The Company previously accrued a $440,000 liability related to this matter.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of June 30, 2020, the claim is currently in the process of appeal.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, we issued 21,715,312 shares of common stock. 11,433,790 shares were issued under a subscription agreement for gross proceeds of $1,271,779, 8,909,831 shares of common stock were issued upon the conversion of convertible notes, 700,000 were issued upon the exercise of stock options, 503,800 shares were issued as stock compensation expense, and 167,891 shares were issued as PIK interest of $93,750.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

2.2	Agreement and Plan of Merger by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Bio-Tech Medical Software, Inc. and Terence J. Ferraro, as the Securityholder Representative, dated March 3, 2018 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018).

2.3	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

2.4	Addendum No. 1, dated as of September 10, 2019, to the Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (Incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc. (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.2	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. (Incorporated by reference to Exhibit 3(i).2 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.3	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. - Designation of Rights and Privileges Class A Preferred Stock (Incorporated by reference to Exhibit 3(i).3 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.4	Bylaws of Jubilee4 Gold, Inc. (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.5	Certificate of Amendment No. 2 to the Articles of Incorporation of Helix TCS, Inc. *

10.55	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2020).

10.56	First Amendment to 10% Fixed Convertible Promissory Note to the note dated October 11, 2019 (Incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.57	First Amendment to 10% Fixed Convertible Promissory Note to the note dated December 26, 2019 (Incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.58	Second Amendment to September 16, 2019 Fixed Convertible Promissory Note (Incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.59	Second Amendment to August 15, 2019 Fixed Convertible Promissory Note (Incorporated by reference to Exhibit 10.59 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.60	Asset Purchase Agreement by and between the Company and Invicta Security CA Corporation, Invicta Services LLC, Boss Security Solutions, Inc., Security Consultants Group, LLC, Tan’s International LLC, and Tan’s International Security, Inc. (Incorporated by reference to Exhibit 2.04 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 4, 2020).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

#	Management contract or compensatory plan.

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

Signature	Title	Date

/s/ Zachary L. Venegas	Chief Executive Officer	August 14, 2020
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	August 14, 2020
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	August 14, 2020
Paul Hodges*

/s/ Steve Janjic	Director	August 14, 2020
Steve Janjic*

/s/ Garvis Toler III	Director	August 14, 2020
Garvis Toler III*

/s/ Andrew Schweibold	Director	August 14, 2020
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	August 14, 2020
Satyavrat Joshi*

*	By: Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated August 14, 2020 and filed herewith.