Form 10-Q
period 2020-09-30
Helix Technologies, Inc.
filed 2020-11-13
CIK 1611277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, the registrant had 126,959,884 shares of its common stock, par value $0.001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,677,041	$556,858
Accounts receivable, net	744,906	909,503
Prepaid expenses and other current assets	1,271,273	737,159
Costs & earnings in excess of billings	280,464	257,819
Other receivable	600,000	-
Current assets held for sale	-	1,056,885
Total current assets	4,573,684	3,518,224

Property and equipment, net	1,359,351	771,228
Intangible assets, net	9,768,319	14,395,287
Goodwill	9,743,281	52,894,399
Deposits and other assets	903,809	1,066,930
Promissory note receivable	75,000	75,000
Non-current assets held for sale	-	961,929
Total assets	$26,423,444	$73,682,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,848,988	2,810,854
Billings in excess of costs	68,542	164,663
Notes payable, current portion	496,671	10,814
Obligation pursuant to acquisition	-	50,000
Convertible notes payable, net of discount	1,125,983	832,492
Convertible notes payable, net of discount - related party	1,285,220	1,584,360
Warrant liability	88,750	715,259
Promissory notes	-	300,000
Current liabilities held for sale	-	466,283
Total current liabilities	5,914,154	6,934,725

Long-term liabilities:
Notes payable and financing arrangements, net of current portion	31,700	422,059
Convertible notes payable, net of discount	385,000	385,000
Other long-term liabilities	621,781	776,512
Non-current liabilities held for sale	-	17,746
Total long-term liabilities	1,038,481	1,601,317

Total liabilities	6,952,635	8,536,042

Shareholders’ equity:
Preferred stock (Class A), $0.001 par value, 3,000,000 shares authorized; 1,000,000 issued and outstanding as of September 30, 2020 and December 31, 2019	1,000	1,000
Preferred stock (Class B), $0.001 par value, 17,000,000 shares authorized; 13,784,201 issued and outstanding as of September 30, 2020 and December 31, 2019	13,784	13,784
Common stock; par value $0.001; 200,000,000 shares authorized; 116,413,095 shares issued and outstanding as of September 30, 2020; 93,608,619 shares issued and outstanding as of December 31, 2019	116,413	93,608
Additional paid-in capital	103,477,098	100,906,143
Accumulated other comprehensive income (loss)	30,363	(79,901)
Accumulated deficit	(84,167,849)	(35,787,679)
Total shareholders’ equity	19,470,809	65,146,955

Total liabilities and shareholders’ equity	$26,423,444	$73,682,997

See accompanying notes to the unaudited condensed consolidated financial statements

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Security monitoring	$84,147	$135,218	$279,042	$436,976
Systems installation	30,555	245,272	346,460	447,880
Software	2,778,356	2,357,078	8,174,850	6,872,210
Total revenues	$2,893,058	$2,737,568	$8,800,352	$7,757,066
Cost of revenue	918,150	1,318,825	2,848,674	3,594,491
Gross margin	1,974,908	1,418,743	5,951,678	4,162,575

Operating expenses:
Selling, general and administrative	549,770	1,020,819	1,759,196	2,825,765
Salaries and wages	1,583,413	1,275,745	4,405,203	3,505,165
Professional and legal fees	465,503	665,093	1,237,705	2,082,204
Depreciation and amortization	1,049,235	1,179,597	3,320,641	3,516,418
Loss on impairment of intangible assets	39,963,107	-	41,333,085	-
Total operating expenses	43,611,028	4,141,254	52,055,830	11,929,552

Loss from continuing operations	(41,636,120)	(2,722,511)	(46,104,152)	(7,766,977)

Other (expense) income:
Change in fair value of convertible note	(321,915)	430,766	(1,104,856)	288,425
Change in fair value of convertible note - related party	-	491,442	498,233	(213,828)
Change in fair value of warrant liability	67,039	1,224,601	682,717	3,462,746
Change in fair value of contingent consideration	-	-	-	(880,050)
Gain on asset disposal	239,825	-	239,825	-
Loss on conversion of convertible note	(111,902)	-	(1,536,324)	-
Loss on issuance of warrants	-	-	-	(787,209)
Gain on reduction of obligation pursuant to acquisition	-	-	2,000	-
Interest expense	(355,469)	(538,591)	(1,029,979)	(1,227,271)
Other income	-	-	37,507	-
Other (expense) income, net	(482,422)	1,608,218	(2,210,877)	642,813

Loss from continuing operations	$(42,118,542)	$(1,114,293)	$(48,315,029)	$(7,124,164)

Loss from discontinued operations	$(70,259)	$(141,276)	$(65,141)	$(160,798)

Net Loss	$(42,188,801)	$(1,255,569)	$(48,380,170)	$(7,284,962)

Other comprehensive income (loss):
Changes in foreign currency translation adjustment	62,069	(118,003)	110,264	(114,346)
Total other comprehensive income (loss)	62,069	(118,003)	110,264	(114,346)
Total comprehensive loss	(42,126,732)	(1,373,572)	(48,269,906)	(7,399,308)

Net loss attributable to common shareholders	$(42,126,732)	$(1,373,572)	$(48,269,906)	$(7,399,308)

Loss from continuing operations:
Basic	$(0.36)	$(0.01)	$(0.46)	$(0.09)
Diluted	$(0.36)	$(0.01)	$(0.46)	$(0.09)

Income (loss) from discontinued operations:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Loss attributable to common shareholders:
Basic	$(0.36)	$(0.02)	$(0.46)	$(0.10)
Diluted	$(0.36)	$(0.02)	$(0.46)	$(0.10)

Weighted average common shares outstanding:
Basic	116,068,876	79,295,278	105,402,831	76,038,782
Diluted	116,068,876	79,295,278	105,402,831	76,038,782

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2020	115,323,931	$115,324	1,000,000	$1,000	13,784,201	$13,784	$105,755,784	$(31,706)	$(41,979,048)	$63,875,138
Issuance of common stock resulting from convertible note conversion	2,269,438	2,269					287,633			289,902
Share-based compensation expense	1,810,000	1,810					547,202			549,012
Issuance of common stock resulting from exercise of stock options	650,000	650					70,850			71,500
Issuance of common stock resulting from cashless exercise of stock options	500,000	500					(500)			-
Issuance of common stock resulting from convertible note PIK interest (paid)										-
Holdback of common stock resulting from finalized allocation of purchase price as part of Green Tree acquisition	(4,140,274)	(4,140)					(3,183,871)			(3,188,011)
Foreign currency translation								62,069		62,069
Net loss									(42,188,801)	(42,188,801)
Balance at September 30, 2020	116,413,095	$116,413	1,000,000	$1,000	13,784,201	$13,784	$103,477,098	$30,363	$(84,167,849)	$19,470,809

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2019	75,747,718	$75,748	1,000,000	$1,000	13,784,201	$13,784	$86,489,136	21,648	$(32,236,903)	$54,364,413
Share-based compensation expense							352,341			352,341
Restricted common stock issued as part of Green Tree acquisition	16,765,727	16,766					12,892,845			12,909,611
Issuance of common stock resulting from convertible note PIK interest (paid)	16,568	17					14,046			14,063
Foreign currency translation								(118,003)		(118,003)
Net loss									(1,255,569)	(1,255,569)
Balance at September 30, 2019	92,530,013	$92,531	1,000,000	$1,000	13,784,201	$13,784	$99,748,368	$(96,355)	$(33,492,472)	$66,266,856

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	93,608,619	$93,608	1,000,000	$1,000	13,784,201	$13,784	$100,906,143	$(79,901)	$(35,787,679)	$65,146,955
Issuance of common stock per investment unit agreements	11,433,790	11,434					1,260,345			1,271,779
Issuance of common stock resulting from convertible note conversion	11,179,269	11,179					2,659,453			2,670,632
Share-based compensation expense	2,313,800	2,314					1,618,302			1,620,616
Issuance of common stock resulting from exercise of stock options	1,350,000	1,350					161,150			162,500
Issuance of common stock resulting from cashless exercise of warrants	500,000	500					(500)			-
Issuance of common stock resulting from convertible note PIK interest (paid)	167,891	168					56,076			56,244
Holdback of common stock resulting from finalized allocation of purchase price as part of Green Tree acquisition	(4,140,274)	(4,140)					(3,183,871)			(3,188,011)
Foreign currency translation								110,264		110,264
Net loss									(48,380,170)	(48,380,170)
Balance at September 30, 2020	116,413,095	$116,413	1,000,000	$1,000	13,784,201	$13,784	$103,477,098	$30,363	$(84,167,849)	$19,470,809

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class B)		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	72,660,825	$72,660	1,000,000	$1,000	13,784,201	$13,784	$82,831,014	17,991	$(26,207,510)	$56,728,939
Issuance of common stock per investment unit agreements	1,421,889	1,422					66,247			67,669
Issuance of common stock resulting from convertible note conversion	155,421	156					117,781			117,937
Share-based compensation expense	270,000	270					1,241,471			1,241,741
Issuance of common stock resulting from exercise of stock options	78,644	79					26,534			26,613
Issuance of common stock resulting from cashless exercise of stock options	109,931	110					(110)			-
Restricted common stock issued as part of the Tan Security acquisition	250,000	250					709,750			710,000
Issuance of common stock in satisfaction of contingent consideration	733,300	733					1,787,921			1,788,654
Issuance of common stock resulting from convertible note PIK interest (paid)	84,276	85					74,915			75,000
Restricted common stock issued as part of Green Tree acquisition	16,765,727	16,766					12,892,845			12,909,611
Foreign currency translation								(114,346)		(114,346)
Net loss									(7,284,962)	(7,284,962)
Balance at September 30, 2019	92,530,013	$92,531	1,000,000	$1,000	13,784,201	$13,784	$99,748,368	$(96,355)	$(33,492,472)	$66,266,856

See accompanying notes to the unaudited condensed consolidated financial statements.

HELIX TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,380,170)	$(7,284,962)
Income (loss) from discontinued operations	(65,141)	(160,798)
Loss from continuing operations	$(48,315,029)	$(7,124,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,320,641	3,516,418
Accretion of debt discounts	340,772	922,965
Loss on issuance of warrants	-	787,209
Provision for doubtful accounts	395,995	199,215
Share-based compensation expense	1,620,616	1,241,741
Change in fair value of convertible notes, net of discount	1,104,856	(288,425)
Change in fair value of warrant liability	(682,717)	(3,462,746)
Change in fair value of convertible notes, net of discount - related party	(498,233)	213,828
Change in fair value of contingent consideration	-	880,050
Loss on conversion of convertible note	1,536,324	-
Loss on impairment of intangible assets	41,333,085	-
Gain on asset disposal	(239,825)	-
Gain on reduction of obligation pursuant to acquisition	(2,000)	-
Gain on reduction of contingent consideration	-	(100,000)
Change in operating assets and liabilities:
Accounts receivable	620,859	(86,398)
Prepaid expenses	(536,692)	(239,374)
Deposits	19,146	144,488
Due from related party	-	(32,489)
Costs in excess of billings	(22,645)	12,401
Other receivable	(600,000)	-
Accounts payable and accrued expenses	40,674	832,690
Billings in excess of costs	(96,121)	(28,687)
Right of use assets and liabilities	(27,561)	37,848
Other long-term liabilities	-	2,000
Net cash used in continued operations	(769,203)	(2,571,430)
Net cash provided by (used in) discontinued operations	30,525	(197,618)
Net cash used in operating activities	(738,678)	(2,769,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(619,483)	(657,765)
Purchase of domain names	-	(21,856)
Payments for business combination, net of cash acquired	-	(126,667)
Payments for asset acquisition	(48,000)	-
Proceeds from sale of security and guarding business	1,150,000	-
Net cash provided by (used in) continued operations	482,517	(806,288)
Net cash used in discontinued operations	-	(89,118)
Net cash provided by (used in) investing activities	482,517	(895,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Promissory note receivable	-	(75,000)
Payments pursuant to advances from related parties	-	(45,250)
Payments pursuant to notes payable	(429,521)	(15,401)
Payments pursuant to a promissory note	(300,000)	(280,000)
Proceeds from notes payable and financing arrangements	500,000	9,363
Proceeds from the issuance of a promissory note	-	580,000
Proceeds from the issuance of convertible notes payable	-	2,732,500
Proceeds from the issuance of common stock and warrants	1,490,487	1,306,313
Net cash provided by financing activities	1,260,966	4,212,525

Effect of foreign exchange rate changes on cash	115,378	(179,988)

Net change in cash	1,120,183	368,083

Cash, beginning of period	556,858	208,945

Cash, end of period	$1,677,041	$577,028

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$128,475	$40,625
Common stock issued pursuant to convertible notes payable	$2,670,632	$117,937
Debt discount for warrant liability	$-	$(1,578,225)
Equity issued pursuant to acquisition	$-	$13,619,611
Security Grade acquisition consideration settlement	$-	$-
Cash payable pursuant to acquisition	$-	$50,000
PIK interest payment of common stock	$56,244	$75,000
Common stock issued pursuant to contingent consideration as part of acquisition	$-	$1,788,654
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$301,396	$1,485,511

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

On March 3, 2018, Helix Technologies, Inc. and its wholly owned subsidiary, Helix Acquisition Sub, Inc. (“BioTrackTHC Merger Sub”), entered into an Agreement and Plan of Merger (the “BioTrackTHC Merger Agreement”) with Bio-Tech Medical Software, Inc. (“BioTrackTHC”) and Terence J. Ferraro, as the representative of the BioTrackTHC stockholders, pursuant to which BioTrackTHC Merger Sub merged with and into BioTrackTHC (the “BioTrackTHC Merger”).

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

On July 31, 2020, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Invicta Security CA Corporation, a Delaware corporation (“Buyer”), Invicta Services LLC, a Delaware limited liability company (“Invicta”), Boss Security Solutions, Inc., a Colorado corporation (“Boss”), Security Consultants Group, LLC, a Colorado limited liability company (“SCG”), Tan’s International LLC, a California limited liability company (“Tan LLC”), and Tan’s International Security, Inc., a California corporation (“Tan Security”, collectively with Boss, SCG and Tan LLC, the “Sellers” or the “discontinued entities” or individually a “Seller”). Pursuant to the terms and conditions of the Agreement, the Sellers sold, assigned, transferred, and delivered to Buyer the Assets (as defined in the Agreement) and Buyer paid aggregate consideration of $1,750,000 and assumed the Assumed Liabilities (as defined in the Agreement). The Assets included but were not limited to the right, title and interest in and to all assets and property, tangible and intangible, of every kind and description, used in, related to or necessary for the security guarding and protective guarding services business conducted by the Sellers. The Agreement contained certain customary representations and warranties made by the parties. The Sellers and Helix agreed to various customary covenants, including, among others, covenants regarding non-competition, the use and disclosure of confidential information, and the non-solicitation of business relationships. As collateral for Sellers’ indemnification obligations, Buyer held back $600,000 of the consideration pursuant to the Agreement. See Note 6 for additional details.

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

At September 30, 2020, the Company had a working capital deficit of $1,340,470 as compared to a working capital deficit of $3,416,501 at December 31, 2019. The decrease of $2,076,031 in the Company’s working capital deficit from December 31, 2019 to September 30, 2020 was primarily the result of proceeds received from the sale of common stock, a reduction in accounts receivable, and non-cash decreases in the fair market value of the Company’s convertible notes and warrant liability.

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

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Helix TCS, LLC (“Helix TCS”), Security Grade, BioTrackTHC (since June 1, 2018), Engeni US (since August 3, 2018), and Green Tree International, Inc. (since September 10, 2019). As of July 31, 2020, the date of the consummation of the sale of the Guarding segment, formerly owned subsidiaries Security Consultants Group, LLC (“Security Consultants”), Boss Security Solutions, Inc. (“Boss Security”), and Tan Security are presented as part of discontinued operations. These interim statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2019.

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

Discontinued Operations

In the third quarter of 2020, the Company determined that the Security and Guarding segment met the criteria to be classified as a discontinued operation as a result of the combined sale of the assets of Security Consultants, Boss Security, and Tan Security. These businesses represented the majority of the Company’s Security and Guarding segment.

As the combined sale of the Security and Guarding segment represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2020 and 2019, as applicable.

Cash

Cash consists of checking accounts. The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. The Company has no cash equivalents as of September 30, 2020 or December 31, 2019.

From time to time, the Company’s cash balances may exceed FDIC-insured limits. As of September 30, 2020, and December 31, 2019, the Company’s cash balances exceeded FDIC-insured limits by approximately $1,078,000 and $120,000, respectively. The Company’s cash accounts have been placed with high credit quality financial institutions. The Company has not experienced, nor does it anticipate, any losses with respect to such accounts.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Allowance for doubtful accounts was $362,631 and $273,138 at September 30, 2020 and December 31, 2019, respectively.

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

Additionally, the Company provides transportation security services, which are generally contracted for on a per-run basis and sometimes additional fees and surcharges are also billed to the client depending on the length of the run. Revenues associated with these services are recognized as the transportation service is provided. The guarding and transportation security business is now a discontinued operation. The Company still provides monitoring services.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $2,174 and $104,785 for the three months ended September 30, 2020 and 2019, respectively, and $9,581 and $350,840 for the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the nine months ended September 30, 2020 and 2019.

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

Convertible notes payable

The fair value of the Company’s convertible notes payable, approximated the carrying value as of September 30, 2020 and December 31, 2019. Factors that the Company considered when estimating the fair value of its debt included market conditions and the term of the debt. The level of the debt would be considered as Level 2.

Warrant liabilities

The fair value of the Company’s warrant liabilities approximated the carrying value as of September 30, 2020 and December 31, 2019. Factors that the Company considered when estimating the fair value of its warrants included market conditions and the term of the warrants. The level of the warrant liabilities would be considered as Level 3.

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

For the three and nine months ended September 30, 2020 and 2019, potential common shares includable in the computation of fully-diluted per share results are not presented in the condensed consolidated financial statements as their effect would be anti-dilutive.

Earnings per share for the three and nine months ended September 30, 2020 and 2019 were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(42,126,732)	$(1,373,572)	$(48,269,906)	$(7,399,308)

Loss from continuing operations:
Basic	$(0.36)	$(0.01)	$(0.46)	$(0.09)
Diluted	$(0.36)	$(0.01)	$(0.46)	$(0.09)

Income (loss) from discontinued operations:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Loss attributable to common shareholders:
Basic	$(0.36)	$(0.02)	$(0.46)	$(0.10)
Diluted	$(0.36)	$(0.02)	$(0.46)	$(0.10)

Weighted average common shares outstanding:
Basic	116,068,876	79,295,278	105,402,831	76,038,782
Diluted	116,068,876	79,295,278	105,402,831	76,038,782

The anti-dilutive shares of common stock outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Potentially dilutive securities:
Convertible notes payable	15,520,651	3,649,021	15,520,651	3,649,021
Convertible Preferred A Stock	1,000,000	1,000,000	1,000,000	1,000,000
Convertible Preferred B Stock	13,784,201	13,784,201	13,784,201	13,784,201
Warrants	4,985,998	4,975,558	4,985,998	4,975,558
Stock options	10,944,266	9,787,381	10,944,266	9,787,381

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this ASU as of January 1, 2020. The amendments in this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

4.	Revenue Recognition

Disaggregation of revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Types of Revenues:
Security Monitoring	$84,147	$135,218	$279,042	$436,976
Systems Installation	30,555	245,272	346,460	447,880
Software	2,778,356	2,357,078	8,174,850	6,872,210
Total revenues	$2,893,058	$2,737,568	$8,800,352	$7,757,066

The following is a description of the principal activities from which we generate our revenue.

Security Monitoring Revenue

Helix provides monitoring of security alarms and cameras, which are charged out at an hourly rate, with invoices typically sent to clients shortly after each month-end for the previous month, with revenue being recognized over time. The customer simultaneously receives and consumes benefits provided by the Helix performance.

Systems Installation Revenue

Security systems, including Internet Protocol cameras, intrusion alarm systems, perimeter alarm systems, and access controls are installed for clients. Installation jobs are estimated based on the cost of the equipment, the number of man hours expected to complete the work, supplies, travel, and any other ancillary costs. The installation is typically invoiced with 60% of the total price immediately after signing and the balance upon completion of the installation service. The timing of these contracts is short-term in nature and less than 12 months in duration, and revenue is recognized over the term of the contracts, utilizing the cost-to-cost method.

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

Significant Judgments

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue, costs and satisfaction of performance obligations. The Company satisfies its performance obligations and subsequently recognizes revenue, over time, as security and installation services are performed. There were no changes to the significant judgments used by the Company to determine the timing of satisfaction of the performance obligations under ASC 606.

Costs to Obtain or Fulfill Contract

The Company’s costs to fulfill or obtain contracts with customers primarily consist of commissions and legal costs. The Company provides sales team members with commissions at 0-6%. Although sales commissions are incremental in nature and are only incurred when a contract is obtained, there is no up-front commission paid on the satisfactory obtainment of a contract, resulting in no sales commissions being capitalized at September 30, 2020 and December 31, 2019. The Company also incurs legal costs relating to the drafting and negotiating of contracts with select customers. Because legal costs are not incremental in nature and are incurred regardless of whether a contract is ultimately obtained, there were no legal costs capitalized as of September 30, 2020 and December 31, 2019. The Company did not record amortization of costs incurred to obtain the contract or any impairment losses for the period ending September 30, 2020 and 2019.

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

The following table summarizes the purchase price allocations relating to the Tan Security Acquisition:

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

On July 31, 2020, the Company determined that the Security and Guarding segment met the criteria to be classified as a discontinued operation as a result of the combined sale of the assets of Security Consultants, Boss Security, and Tan Security. Please refer to note six for additional details on discontinued operations.

Green Tree International, Inc.

On February 5, 2019, the Company and its wholly owned subsidiary, Merger Sub, entered into the Amercanex Merger Agreement with GTI and Steve Janjic, as the representative of the GTI shareholders, pursuant to which Merger Sub merged with and into GTI (the “Merger”).

Pursuant to the Amercanex Merger Agreement, at the effective time of the Merger (the “Effective Time”), the Company will issue to the GTI stockholders an amount of unregistered shares of the Company’s common stock equal to $15 million, based on the average closing price of the Company’s common stock over the forty-five (45) trading day period ending three (3) trading days prior to the Closing Date. If the Closing occurs and revenues of GTI in the second 12 month period following the Closing Date exceed $5,000,000 and are less than or equal to $10,000,000, Parent shall issue to the Company Shareholders a number of unregistered Parent Shares (whether issued or reserved for issuance) equal to the quotient of (a) $5,000,000 divided by (b) the Parent Share Price multiplied by the quotient of (c) the revenues of the Company in the second 12 month period following the Closing Date less $5,000,000 divided by (d) $5,000,000.

To secure the indemnification obligations of the GTI shareholders to the Company under the Merger Agreement, 4,140,274 of the Company shares to be issued to the GTI shareholders will be held back and the Company will be entitled to retain such number of the holdback shares as necessary to satisfy those indemnification obligations. 50% of the holdback shares that remain after satisfaction of any indemnification obligations will be released 12 months after the closing date of the merger, and the remainder 24 months after the closing date of the merger. Additionally, the Amercanex Merger Agreement stated that if in the first 12 months following the closing GTI generates less than $1,500,000 of revenues, 100% of the holdback shares shall be returned to the Company. In connection with closing the Merger on September 10, 2019, the Company issued 16,765,727 unregistered shares of its common stock to GTI stockholders. In connection with the Merger, Steve Janjic joined the board of directors of the Company. As the $1,500,000 revenue threshold was not reached within the first 12 months, all 4,140,274 holdback shares were returned to the Company and the final purchase price allocation included the 12,625,453 unregistered shares of common stock issued to GTI.

The Merger is being accounted for as a business combination in accordance with ASC 805. The Company has determined fair values of the assets acquired and liabilities assumed in the GTI merger.

The following table summarizes the purchase price allocations relating to the GTI transaction:

Base Price - Common Stock	$9,721,600
Total Purchase Price	$9,721,600

Description	Fair Value	Weighted Average Useful Life (Years)
Assets acquired:
Note Receivable, net	$135,000
Property, Plant and Equipment, Net	12,142
Software	452,002	4.5
Goodwill	9,792,829
Total assets acquired	$10,391,973

Liabilities assumed:
Accounts Payable	43,717
Notes Payable	400,000
Other Liabilities	226,656
Total liabilities assumed:	670,373

Estimated fair value of net assets acquired:	$9,721,600

6.	Discontinued Operations

On July 31, 2020, the Company entered into the Agreement to sell, assign, transfer, and deliver to Buyer the Assets and Buyer paid aggregate consideration of $1,750,000 and assumed the Assumed Liabilities. The Assets included but were not limited to the right, title and interest in and to all assets and property, tangible and intangible, of every kind and description, used in, related to or necessary for the security guarding and protective guarding services business conducted by the Sellers (the Company’s Security and Guarding segment). As collateral for Sellers’ indemnification obligations, Buyer held back $600,000 of the consideration pursuant to the Agreement. The $600,000 is reflected as an other receivable on the condensed consolidation balance sheet as of September 30, 2020.

The components of pretax profit and loss of the discontinued segment through the disposal date are set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$635,398	$1,003,716	$4,043,246	$3,254,198
Cost of revenue	555,817	905,970	3,277,640	2,552,222
Gross margin	79,581	97,746	765,606	701,976

Operating expenses:
Selling, general and administrative	58,060	93,600	470,568	396,023
Salaries and wages	45,370	116,777	242,454	353,903
Professional and legal fees	47,990	9,079	110,424	72,524
Depreciation and amortization	-	19,155	7,301	38,311
Total operating expenses	151,420	238,611	830,747	860,761

Other income (expense)
Interest income (expense)	1,580	(411)	-	(2,013)
Other income (expenses)	1,580	(411)	-	(2,013)

Loss from discontinued operations	$(70,529)	$(141,276)	$(65,141)	$(160,798)

The calculation of the Company’s gain on asset disposal, recognized on the disposal date, is set forth below:

Adjusted purchase price	$1,750,000

Less net assets sold:
Accounts receivable, net	686,208
Property and equipment, net	2,160
Goodwill	821,807
1,510,175
Gain on disposal	$239,825

7.	Property and Equipment, Net

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Furniture and equipment	$171,013	$238,547
Software development costs	1,260,906	561,964
Vehicles	157,572	73,380
Total	1,589,491	873,891
Less: Accumulated depreciation and amortization	(230,140)	(102,663)
Property and equipment, net	$1,359,351	$771,228

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $15,972 and $5,709, respectively, and $63,649 and $32,528 for the nine months ended September 30, 2020 and 2019, respectively.

8.	Intangible Assets, Net and Goodwill

The following table summarizes the Company’s intangible assets as of September 30, 2020 and December 31, 2019:

			September 30, 2020(1)
	Estimated Useful Life (Years)	Gross Carrying Amount	Assets Acquired Pursuant to Business Combination	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(83,501)	$9,926
Trade names and trademarks	5 - 10	591,081	-	(294,582)	296,499
Web addresses	5	130,000	-	(115,047)	14,953
Customer list	5	8,304,449	-	(3,874,569)	4,429,880
Software	4.5	10,224,822	-	(5,222,933)	5,001,889
Domain Name	5	20,231		(5,059)	15,172
		$19,364,010	$-	$(9,595,691)	$9,768,319

			December 31, 2019
	Estimated Useful Life (Years)	Gross Carrying Amount at December 31, 2018	Assets Acquired Pursuant to Business Combination (2)	Accumulated Amortization	Net Book Value
Database	5	$93,427	$-	$(69,533)	$23,894
Trade names and trademarks	5 - 10	591,081	-	(207,525)	383,556
Web addresses	5	130,000	-	(95,611)	34,389
Customer list	5	11,459,027	-	(4,256,070)	7,202,957
Software	4.5	9,771,195	453,627	(3,492,525)	6,732,297
Domain Name	5	-	20,231	(2,037)	18,194
		$22,044,730	$473,858	$(8,123,301)	$14,395,287

(1)	The Company wrote off the remaining unamortized balance of $1,369,978 related to the customer list intangible asset from the Security Grade Protective Services transaction as of March 31, 2020.

(2)	On September 10, 2019 the Company acquired various assets of GTI (see Note 5).

The Company uses the straight-line method to determine the amortization expense for its definite lived intangible assets. Amortization expense related to the purchased intangible assets was $1,033,263 and $1,173,888 for the three months ended September 30, 2020 and 2019, respectively, and $3,256,992 and $3,483,890 for the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the Company’s Goodwill as of September 30, 2020 and December 31, 2019:

Total Goodwill
Balance at December 31, 2018	$39,913,559
Goodwill attributable to Tan Security acquisition	821,807
Goodwill attributable to Green Tree acquisition	9,792,829
Balance at December 31, 2019	50,528,195
Goodwill disposed pursuant to sale of security and guarding business	(821,807)
Impairment of goodwill	(39,963,107)
Balance at September 30, 2020	$9,743,281

9.	Costs, Estimated Earnings and Billings

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$469,495	$444,344
Estimated earnings	167,123	150,355
Cost and estimated earnings earned on uncompleted contracts	636,618	594,699
Billings to date	424,696	501,543
Costs and estimated earnings in excess of billings on uncompleted contracts	211,922	93,156

Costs in excess of billings	$280,464	$257,819
Billings in excess of cost	(68,542)	(164,663)
	$211,922	$93,156

10.	Accounts Payable and Accrued Liabilities

As of September 30, 2020 and December 31, 2019, accounts payable and accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$358,766	$542,617
Accrued compensation and related expenses	710,086	260,280
Accrued expenses	1,522,183	1,717,796
Lease obligation - current	257,953	290,161
Total	$2,848,988	$2,810,854

11.	Convertible Notes Payable, net of discount

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

The Company evaluated Note Ten in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Ten will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. During 2019, the investor elected their option to partially convert $280,000 in principal of Note Ten into 875,894 shares of the Company’s common stock. As of December 31, 2019, the fair value of Note Ten was $202,125. Accordingly, the Company recorded a change in fair value of $32,125 related to Note Ten for the year ended December 31, 2019. During the three months ended March 31, 2020 the investor converted the remaining $170,000 in principal of Note ten into 564,420 shares of the Company’s common stock. As of September 30, 2020, Note Ten had been fully repaid via the conversion into shares of the Company’s common stock.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $355,847 based on the relative fair value of the warrants at inception of Note Ten. Debt discounts amortized to interest expense was $297,352 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $58,495. In May, September, and December 2019, the Company issued 15,625, 16,568 and 19,401 restricted shares of common stock as paid-in-kind (“PIK”) interest payments in the amount of $14,062, $14,063, and $12,029, respectively. Accrued interest expense associated with Note Ten was $3,542 as of December 31, 2019, which includes PIK interest payable. Debt discount amortized to interest expense was $58,495 for the nine months ended September 30, 2020.

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

The Company evaluated Note Eleven in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Eleven will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Eleven was $204,444. Accordingly, the Company recorded a change in fair value of $195,556 related to Note Eleven for the year ended December 31, 2019. During the three months ended March 31, 2020, the investor elected their option to partially convert $120,000 in principal of Note Eleven into 1,084,186 shares of the Company’s common stock. During the three months ended March 31, 2020, the investor elected their option to convert the remaining $280,000 in principal of Note Eleven into 3,336,225 shares of the Company’s common stock.

In addition, the company recorded a debt discount of $38,543 relating to the warrants issued in the amount of $18,543 based on the relative fair value of the warrants themselves at inception of Note Eleven and $20,000 relating to legal fees. Debt discounts amortized to interest expense were $19,412 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $19,131. Accrued interest expense associated with Note Eleven was $17,460 as of December 31, 2019. Debt discounts amortized to interest expense were $19,131 for the nine months ended September 30, 2020 fully amortizing the remaining debt discount.

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

The Company evaluated Note Twelve in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Twelve will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Twelve was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Twelve for the year ended December 31, 2019. During the six months ended June 30, 2020, the investor elected their option to partially convert $350,110 in principal of Note Twelve into 3,925,000 shares of the Company’s common stock. As of September 30, 2020, the fair value of the remaining principal of Note Twelve was $23,890. Accordingly, the Company recorded a change in fair value of $(231,334) related to Note Twelve for the nine months ended September 30, 2020.

In addition, the company recorded a debt discount of $40,183 relating to the warrants issued in the amount of $17,683 based on the residual fair value of the warrants themselves at inception of Note Twelve and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $15,545 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $24,638. Accrued interest expense associated with Note Twelve was $18,285 as of December 31, 2019. Debt discounts amortized to interest expense were $24,638 for the nine months ended September 30, 2020. The unamortized discount balance at September 30, 2020 was $0. Accrued interest expense associated with Note Twelve was $49,805 as of September 30, 2020.

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

The Company evaluated Note Thirteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Thirteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Thirteen was $230,000. Accordingly, the Company recorded a change in fair value of ($220,000) related to Note Thirteen for the year ended December 31, 2019. As of September 30, 2020, the fair value of Note Thirteen was $743,106. Accordingly, the Company recorded a change in fair value of $459,106 related to Note Thirteen for the nine months ended September 30, 2020.

In addition, the company recorded a debt discount of $33,943 relating to the warrants issued in the amount of $11,443 based on the residual fair value of the warrants themselves at inception of Note Thirteen and $22,500 relating to legal fees. Debt discounts amortized to interest expense were $10,034 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $23,909. Accrued interest expense associated with Note Thirteen was $16,022 as of December 31, 2019. Debt discounts amortized to interest expense were $23,908 for the nine months ended September 30, 2020. The unamortized discount balance at September 30, 2020 was $0. Accrued interest expense associated with Note Thirteen was $40,260 as of September 30, 2020.

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

The Company evaluated Note Fourteen in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Fourteen will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019, the fair value of Note Fourteen was $107,602. Accordingly, the Company recorded a change in fair value of $102,924 related to Note Fourteen for the year ended December 31, 2019. As of September 30, 2020, the fair value of Note Fourteen was $347,652. Accordingly, the Company recorded a change in fair value of $214,787 related to Note Fourteen for the nine months ended September 30, 2020.

In addition, the company recorded a debt discount of $15,794 relating to the warrants issued in the amount of $5,268 based on the residual fair value of the warrants themselves at inception of Note Fourteen and $10,526 relating to legal fees. Debt discounts amortized to interest expense were $287 for the year ended December 31, 2019. The unamortized discount balance at December 31, 2019 was $15,507. Accrued interest expense associated with Note Fourteen was $463 as of December 31, 2019. Debt discounts amortized to interest expense were $15,507 for the nine months ended September 30, 2020. The unamortized discount balance at September 30, 2020 was $0. Accrued interest expense associated with Note Fourteen was $18,835 as of September 30, 2020.

On November 15, 2019, the Company entered into a $5,000,000 Unsecured Convertible Promissory Note (“Note Fifteen”) with the investor. The investor provided the Company with $385,000 in cash proceeds, which was received by the Company during the period ended December 31, 2019. Note Fifteen will mature on November 15, 2021 and bear interest at a rate of 12% per annum, payable by the Company in cash. The principal balance of Note Fifteen is convertible at the election of the investor, in whole or in part, at any time or from time to time, into the Company’s common stock at 70% of the average of the five lowest daily VWAPs of the Company’s common stock during the 15 consecutive trading days prior to the date on which the investor elects to convert all or part of Note Fifteen. As of September 30, 2020, and December 31, 2019, the balance of Note Fifteen was $385,000. Accrued interest expense associated with Note Fifteen was $11,806 and $5,239 as of September 30, 2020 and December 31, 2019, respectively.

12.	Related Party Transactions

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

The Company evaluated Note Nine in accordance with ASC 480, Distinguishing Liabilities from Equity and determined Note Nine will be accounted for as a liability initially measured at fair value and subsequently at fair value with changes in fair value recognized in earnings. As of December 31, 2019 and September 30, 2020, the fair value of Note Nine was $1,783,454 and $1,285,220, respectively. Accordingly, the Company recorded a change in fair value of $498,234 related to Note Nine for the nine months ended September 30, 2020.

In addition, the company recorded a debt discount relating to the warrants issued in the amount of $1,186,153 based on the relative fair value of the warrants at inception of Note Nine. The additional $25,000 retained by the fourth investor for legal bills for the transaction will be recorded as a debt discount. Debt discount amortized to interest expense was $199,094 for the nine months ended September 30, 2020. The unamortized discount balance at September 30, 2020 was $0. On May 31, 2019, the Company issued 52,083 restricted shares of common stock as PIK interest payments in the amount of $46,875. On February 24, 2020, the Company issued 167,891 restricted shares of common stock as PIK interest payments in the amount of $93,750. Accrued interest expense associated with Note Nine was $29,795 as of September 30, 2020, which includes PIK interest payable. As of September 30, 2020, the balance of Note Nine, net of debt discount for warrants and legal bills was $1,285,220. The Company and the Related Party Holder are negotiating a potential extension of Note Nine.

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

The Company determined that the warrants associated with Note Nine are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. As of December 31, 2019, the fair value of the warrant liability was $182,065 while as of September 30, 2020, the fair value of the warrant liability was $28,417. Accordingly, the Company recorded a change in fair value of $153,648 during the nine months ended September 30, 2020, which is reflected in the unaudited condensed consolidated statements of operations.

Promissory Note

On January 3, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $280,000. The unsecured promissory note has a fixed interest rate of 10% and is due and payable on March 31, 2019. On March 2, 2019, the unsecured promissory note was paid off in full.

On July 29, 2019, the Company entered into an unsecured promissory note with the Related Party Holder in the amount of $300,000. The unsecured promissory note has a fixed interest rate of 12% and is due and payable on January 29, 2020. The Company and the Related Party Holder mutually agreed to defer payment of interest and repayment of principal until July 29, 2020, at which time the note and interest were paid off in full.

13.	Notes Payable

As of September 30, 2020 and December 31, 2019 notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Vehicle financing loans payable, between 4.7% and 7.0% interest and maturing between June 2022 and July 2022	$40,415	$27,488
Loans Payable - Credit Union	2,099	5,385
Notes Payable and financing arrangements	485,857	400,000
Less: Current portion of loans payable	(496,671)	(10,814)
Long-term portion of loans payable	$31,700	$422,059

The interest expense associated with the notes payable was $68,703 and $7,065 for the three months ended September 30, 2020 and 2019, respectively, and $197,178 and $9,746 for the nine months ended September 30, 2020 and 2019, respectively.

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

On February 7, 2020, the Company and its subsidiary Bio-Tech Medical Software Inc. entered into an agreement for the purchase and sale of future receipts with Advantage Capital Funding. $485,000 was actually funded to the Company with a promise to pay $15,000 per week for 8 weeks and $20,000 per week for the next 27 weeks until a total of $660,000 is paid. $85,857 of principal remained outstanding as of September 30, 2020.

14.	Shareholders’ Equity

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

In August 2020, the Company issued 1,810,000 shares of common stock under the Stock Incentive Plan and recorded $339,850 in share-based payment expense.

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

In May 2019, the Company issued 15,625 and 52,083 restricted shares of common stock as PIK interest payments in the amount of $14,062 and $46,875, respectively (see Notes 11 and 12).

Conversion of Convertible Note to Common Stock

During the nine months ended September 30, 2020, the holders of Note Ten, Note Eleven and Note Twelve elected to convert $170,000, $400,000, $350,110, $50,000, $50,000, $48,000 and $30,000 in principal of the respective convertible notes into 564,420, 4,420,411, 3,925,000, 744,048, 554,324, 536,913 and 434,153 shares of the Company’s common stock, respectively (See Note 10).

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

On March 31, 2020 the Company awarded an employee (who is also a board member), two options to purchase a total of 800,000 shares of the Company’s common stock at a price of $0.115 per share. Out of the 800,000 total, 100,000 options vested immediately upon grant, 100,000 vest on 8/15/2020 and the remaining 600,000 vest based on achievement of certain milestones through December 31 2020. As of September 30, 2020, none of the milestone performance awards had vested. These options expire on March 31, 2025.

During the three months ended March 31, 2020 the Company awarded certain consultants options to purchase 165,000 shares of the Company’s common stock at prices ranging from $0.20 to $0.46 per share. These options vested immediately and expire three years from issuance.

On April 1, 2020 the Company awarded a consultant an option to purchase a total of 65,000 shares of the Company’s common stock at a price of $0.115 per share. The options vested immediately upon grant and expire April 1, 2023.

In May 2020 the Company awarded a consultant an option to purchase 700,000 shares of the Company’s common stock at a price of $.13 per share. The options vested immediately and were fully exercised shortly after grant.

On June 8, 2020 the Company awarded certain employees an option to purchase a total of 200,000 shares of the Company’s common stock at a price of $0.23 per share. 50% of these options vest on December 8, 2020 and 50% vest on 6/8/2020 and all expire June 8, 2025.

On June 19, 2020 the Company awarded the Chief Executive Officer, an option to purchase a total of 500,000 shares of the Company’s common stock at a price of $0.167 per share. These options vest over a three-year period from June 19, 2021 to June 19, 2023 and expire June 19, 2025.

On September 14, 2020, the Company awarded an employee an option to purchase a total of 250,000 shares of the Company’s common stock at a price of $0.10 per share. 20% of these options vest on the grant and date another 20% of the shares vest every six months then after. All shares expire June 8, 2025.

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

Stock option activity for the period ended September 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2020	11,617,381	$0.807	3.21
Granted	2,880,000	$0.163	3.96
Exercised	(1,350,000)	$0.120	3
Forfeited and expired	(2,203,115)	$0.675	1.61
Outstanding at September 30, 2020	10,944,266	$0.749	3.65
Vested options at September 30, 2020	8,945,932	$0.714	1.68

16.	Warrant Liability

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

The Company determined that the warrants associated with Note Ten are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $54,620 while as of September 30, 2020, the fair value of the warrant liability was $8,525. Accordingly, the Company recorded a change in fair value of the warrant liability of $(46,095) related to Note Ten for the nine months ended September 30, 2020.

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

As of September 30, 2020, the fair value of the warrant liability was $88,750 and the Company recorded a change in fair value of the warrant liability of $(682,717) for the nine months ended September 30, 2020.

On March 11, 2019, the Company issued warrants to an investment bank to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.90. The warrants are exercisable at any time six months after the issuance date within three years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At December 31, 2019, the fair value of the warrant liability was $24,504 while as of September 30, 2020, the fair value of the warrant liability was $85. Accordingly, the Company recorded a change in fair value of the warrant liability of $24,419 related to the warrants for the nine months ended September 30, 2020.

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

The gross proceeds from the 166,667 investment units at $0.90 was $150,000.  The fair value of the June Warrant Shares at issuance was $83,586 while as of September 30, 2020, the fair value of the warrant liability was $3,574. Accordingly, the Company recorded a change in fair value of the warrant liability of $(80,012) related to the warrants for the nine months ended September 30, 2020.

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

The Company determined that the warrants associated with Note Eleven are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,130 while as of September 30, 2020, the fair value of the warrant liability was $1,658. Accordingly, the Company recorded a change in fair value of the warrant liability of $(7,472) related to Note Eleven for the nine months ended September 30, 2020.

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

The Company determined that the warrants associated with Note Twelve are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,194 while as of September 30, 2020, the fair value of the warrant liability was $1,684. Accordingly, the Company recorded a change in fair value of the warrant liability of $(7,510) related to Note Twelve for the nine months ended September 30, 2020.

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

The Company determined that the warrants associated with Note Thirteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $9,236 while as of September 30, 2020, the fair value of the warrant liability was $1,703. Accordingly, the Company recorded a change in fair value of the warrant liability of $(7,533) related to Note Thirteen for the nine months ended September 30, 2020.

On November 1, 2019, the Company issued warrants to an institution to purchase a total of 100,000 restricted shares of the Company’s common stock at a per share purchase price of $0.435. The warrants are exercisable at any time after the issuance date within five years of issuance.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the consolidated statement of operations. At December 31, 2019, the fair value of the warrant liability was $40,063. As of September 30, 2020, the fair value of the warrant liability was $7,735 and the Company recorded a change in fair value of the warrant liability of $(32,328) related to the warrants for the nine months ended September 30, 2020.

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

The Company determined that the warrants associated with Note Fourteen are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with ASC 480, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations. At December 31, 2019, the fair value of the warrant liability was $4,687 while as of September 30, 2020, the fair value of the warrant liability was $880. Accordingly, the Company recorded a change in fair value of the warrant liability of $(3,807) related to Note Fourteen for the nine months ended September 30, 2020.

On January 28, 2020, the Company entered into a subscription agreement with an investor for the purchase of 270,270 shares of the Company’s common stock and 135,135 warrants to purchase shares of the Company’s common stock at $0.40 per share for total gross proceeds of $100,000.

The Company determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480, Distinguishing Liabilities from Equity. The Company has no plans to consummate a fundamental transaction and does not believe a fundamental transaction is likely to occur during the remaining term of the outstanding warrants. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the condensed consolidated balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the condensed consolidated statement of operations. At inception, January 28, 2020, the fair value of the warrant liability was $56,208 while as of September 30, 2020, the fair value of the warrant liability was $9,920. Accordingly, the Company recorded a change in fair value of the warrant liability of $(46,288) and related to the warrants for the nine months ended September 30, 2020.

A summary of warrant activity is as follows:

	For the Nine Months Ended September 30, 2020
	Warrant Shares	Weighted Average Exercise Price
Balance at January 1, 2020	5,113,058	$0.23

Warrants expired	(462,195)	$0.32

Warrants granted	335,135	$0.16

Balance at September 30, 2020	4,985,998	$0.52

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of September 30, 2020	As of December 31, 2019
Fair value of company's common stock	$0.101	$0.60

Dividend yield	0%	0%

Expected volatility	37% - 163%	45% - 140%

Risk Free interest rate	0.16% - 0.26%	1.55% - 1.79%

Expected life (years)	2.64	2.83

Fair value of financial instruments - warrants	$88,750	$715,259

The change in fair value of the financial instruments – warrants is as follows:

Nine Months Ended September 30, 2020
Amount
Balance as of January 1, 2020	$715,259
Fair value of warrants issued	$56,208
Change in fair value of liability to issue warrants	$(682,717)
Balance as of September 30, 2020	$88,750

Three Months Ended September 30, 2020
Amount
Balance as of July 1, 2020	$155,789
Fair value of warrants issued	$-
Change in fair value of liability to issue warrants	$(67,039)
Balance as of September 30, 2020	$88,750

17.	Stock-Based Compensation

2017 Omnibus Incentive Plan

The Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors and a majority of our voting securities on October 17, 2017. On April 13, 2020 our Board of Directors approved an amendment to the 2017 Plan and a majority of our voting securityholders approved the amendment on April 22, 2020. The 2017 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and dividend equivalent rights to eligible employees, directors and consultants. We grant options to purchase shares of common stock under the 2017 Plan at no less than the fair value of the underlying common stock as of the date of grant. Options granted under the Plan have a maximum term of ten years. Under the Plan, a total of 11,000,000 shares of common stock are reserved for issuance. Options to purchase 4,715,000 and 1,835,000 shares of common stock and were granted as of September 30, 2020 and December 31, 2019, respectively. 2,943,745 and 764,945 shares of common stock had been granted as of September 30, 2020 and December 31, 2019, respectively.

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

No provision for U.S. federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. Significant components of the Company’s net deferred income tax assets for the nine months ended September 30, 2020 and 2019 consist of income tax loss carryforwards. These amounts are available for carryforward for use in offsetting taxable income of future years through 2035. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry-forward period. Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Due to the Company’s history of operating losses, these deferred tax assets arising from the future tax benefits are currently not likely to be realized and are thus reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

For the nine months ended September 30, 2020 and 2019, the Company has a net operating loss carry forward of approximately $20,077,000 and $16,952,000, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

Activity related to the Company’s leases was as follows:

Nine Months Ended September 30, 2020
Operating lease expense	$60,306
Cash paid for amounts included in the measurement of operating lease liabilities	$67,233
ROU assets obtained in exchange for operating lease obligations	$301,396

The Company’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of September 30, 2020
Other current assets	$841,419

Accounts payable and accrued liabilities	$257,952
Other long-term liabilities	$621,781
Total lease liabilities	$879,733

Weighted average remaining lease term (in years)	3.16
Weighted average discount rate	6.37%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2020, for the following five fiscal years and thereafter were as follows:

As of September 30, 2020
2020	$67,233
2021	254,961
2022	222,744
2023	200,944
2024	205,435
Thereafter	-
Total future minimum lease payments	$951,317
Less imputed interest	(71,584)
Total	$879,733

As of September 30, 2020, the Company had additional operating lease obligations for a lease with a future effective date of approximately $600,000. This operating lease will commence during the first quarter of fiscal 2022 with a lease term of three years.

20.	Segment Results

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

The following represents selected information for the Company’s reportable segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Security monitoring
Revenue	$84,147	$135,218	$279,042	$436,976
Cost of revenue	90,738	330,602	264,629	422,880
Gross profit	(6,591)	(195,384)	14,413	14,096
Total operating expenses	41,345,177	1,551,016	45,129,661	4,565,944
Loss from operations	(41,351,768)	(1,746,400)	(45,115,248)	(4,551,848)
Total other (expense) income	(604,821)	1,619,885	(2,208,937)	642,077
Total loss from continuing operations	$(41,956,589)	$(126,515)	$(47,324,185)	$(3,909,771)
Loss from discontinued operations	(70,529)	(141,276)	(65,141)	(160,798)
Net Loss	$(42,026,848)	$(267,791)	$(47,389,326)	$(4,070,569)

Adjusted EBITDA	$(849,911)	$(1,515,464)	$(1,961,145)	$(3,437,766)

Systems installation
Revenue	$30,555	$245,272	$346,460	$447,880
Cost of revenue	97,161	149,431	361,260	649,041
Gross profit	(66,606)	95,841	(14,800)	(201,161)
Total operating expenses	25,209	179,641	294,216	367,094
Loss from operations	(91,815)	(83,800)	(309,016)	(568,255)
Total other expense	560	280	277	713
Total loss from continuing operations	$(91,255)	$(83,520)	$(308,739)	$(567,542)
Income (loss) from discontinued operations
Net Loss	$(91,255)	$(83,520)	$(308,739)	$(567,542)

Adjusted EBITDA	$(91,255)	$76,630	$(308,456)	$(84,430)

Software
Revenue	$2,778,356	$2,357,078	$8,174,850	$6,872,210
Cost of revenue	730,251	838,792	2,222,785	2,522,570
Gross profit	2,048,105	1,518,286	5,952,065	4,349,640
Total operating expenses	2,240,642	2,410,597	6,631,953	6,996,514
Loss from operations	(192,537)	(892,311)	(679,888)	(2,646,874)
Total other expense	121,839	(11,947)	(2,217)	23
Total loss from continuing operations	$(70,698)	$(904,258)	$(682,105)	$(2,646,851)
Income (loss) from discontinued operations
Net Loss	$(70,698)	$(904,258)	$(682,105)	$(2,646,851)

Adjusted EBITDA	$1,035,966	$106,985	$2,614,475	$352,580

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(42,188,801)	$(1,255,569)	$(48,380,170)	$(7,284,962)
Interest expense	355,469	538,591	1,029,979	1,227,271
Depreciation & amortization	1,049,235	1,179,597	3,320,641	3,516,418
Loss on impairment of intangible assets	39,963,107	-	41,333,085	-
Share based compensation expense	549,012	352,341	1,620,616	1,241,741
Change in fair value of convertible note	321,915	(430,766)	1,104,856	(288,425)
Change in fair value of convertible note - related party	-	(491,442)	(498,233)	213,828
Change in fair value of warrant liability	(67,039)	(1,224,601)	(682,717)	(3,462,746)
Change in fair value of contingent consideration	111,902	-	1,536,324	880,050
Loss (gain) on issuance of warrants	-	-	(2,000)	787,209
Other expense	-	-	(37,507)	-
Adjusted EBITDA (1)	$94,800	$(1,331,849)	$344,874	$(3,169,616)

(1)	See “Non-GAAP Financial Measures” within Part I, Item 2, Management’s Discussion and Analysis.

21.	Subsequent Events

On October 1, 2020, the holder of Note Twelve converted the remaining principal balance of $23,890 of the note into 353,402 shares of common stock of the Company.

On October 1, 2020, the Company issued 25,000 Non-Qualified Stock Options to a consultant, pursuant to a consulting agreement.

On October 12, 2020, the holder of Note Thirteen converted $30,000 of the principal balance of the note into 442,478 shares of common stock of the Company.

On October 13, 2020, the Company issued 15,000 restricted shares of common stock to a former employee.

On October 14, 2020, pursuant to a unanimous vote of the Board of Directors, the Company issued 300,000 Incentive Stock Options to the Chief Executive Officer (“CEO”) with an exercise price of $0.1045, a 10% premium to the closing price on the date of issuance. The Board of Directors also voted to grant the CEO a cash bonus of $75,000.

On October 16, 2020, the Company signed an agreement and plan of merger whereby the Company would combine with Medical Outcomes Research Analytics, with both companies becoming wholly owned subsidiaries of a newly formed company, Forian, Inc. Upon completion of the all-stock transaction, MOR Analytics members will own approximately 72 percent and Helix shareholders will own approximately 28 percent of the combined company on a fully diluted basis. Helix shareholders will receive .027 shares of Forian common stock for each share of Helix common stock. The transaction is subject to customary closing conditions, including regulatory approvals and approval by Helix’s shareholders, and is expected to close in the first quarter 2021. Forian expects to apply and be listed on the Nasdaq Stock Exchange.

On October 19, 2020, the holder of Note Thirteen converted $100,000 of the principal balance of the note into 1,468,429 shares of common stock of the Company.

On October 20, 2020, the holder of Note Thirteen converted the remaining principal balance of $374,000 of the note into 5,491,924 shares of common stock of the Company.

On November 2, 2020, the holder of Note Fourteen converted the entire principal balance of $235,789 of the note into 3,462,394 shares of common stock of the Company.

On November 2, 2020, the holder of Note Thirteen converted $12,893 of the accrued interest of the note into 189,325 shares of common stock of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on March 30, 2020 with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have largely completed the financial and operational integrations of the previous 24 months, namely the acquisitions of BioTrackTHC, Engeni, Tan Security and Amercanex. BioTrackTHC specializes in providing cannabis software services, ranging from monitoring of plant inventory to point-of-sale solutions. BioTrackTHC’s software is used by 9 government entities and more than 2,000 commercial client locations across 34 U.S. states and 6 countries. Engeni provides a turnkey and comprehensive digital presence solution for small businesses. The Engeni Growth solution includes an optimized web page, a fully paid Google pay-per-click campaign, lead capture, lead delivery and ubiquitous directory/map listings. Engeni has also become the Company’s organic offshore software development platform, and has delivered the second generation of the BioTrackTHC software. These strategic acquisitions will help field the growing demand in the Legal Cannabis Industry. Amercanex is a business to business wholesale marketplace that leverages blockchain technology and is capable of facilitating wholesale cannabis transactions between licensed businesses on a global scale. The Company has integrated Amercanex’s technology with BioTrackTHC’s software platforms. Integration of the previously announced acquisitions has already yielded the operational and financial results that the management team sought, evidenced by strongly improved cash flows from operations, growing market share, and a greatly accelerated software development time with increased market responsiveness. These integrations still have room to yield more financial and operational leverage, which will be welcome in the unprecedented operating environment that now confronts the industry. Further, the turnaround of the BioTrackTHC unit is well advanced, with strategic restructuring in operations and personnel nearly complete, having been initiated in 2019. The transition of BioTrackTHC from an operation with negative $800,000 of Adjusted EBITDA in 2018 (while still better than competitors) into an operation that generated nearly $800,000 in Adjusted EBITDA in Q1 2020 and Q2 2020, over $1 million of Adjusted EBITDA in Q3 2020, and is a transformational success.

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

Results of Operations for the three months ended September 30, 2020 and 2019

The following table shows our results of operations for the three months ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$2,893,058	$2,737,568	$155,490	6%
Cost of revenue	918,150	1,318,825	(400,675)	-30%
Gross margin	1,974,908	1,418,743	556,165	39%

Operating expenses	43,611,028	4,141,254	39,469,774	953%

Loss from operations	(41,636,120)	(2,722,511)	(38,913,609)	1,429%

Other (expense) income, net	(482,422)	1,608,218	(2,090,640)	-130%

Loss from discontinued operations	$(70,259)	$(141,276)	$71,017	-50%

Net loss	$(42,188,801)	$(1,255,569)	$(40,933,232)	3,260%

Changes in foreign currency translation adjustment	$62,069	$(118,003)	$180,072	-153%

Net loss attributable to common shareholders	$(42,126,732)	$(1,373,572)	$(40,753,160)	2,967%

Revenue

Total revenue for the three-month period ended September 30, 2020 was $2,893,058, which represented an increase of $155,490 compared to total revenue of $2,737,568 for the three months ended September 30, 2019. The increase primarily resulted from additional revenue resulting from continued growth in our software client base and additional services accessed by them.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 and 2019 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues decreased by $400,675 for the three months ended September 30, 2020, to $918,150 as compared to $1,318,825 for the three months ended September 30, 2019. The decrease resulted from cost containment measures we implemented and a reduction in purchases of installed security equipment.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the three months ended September 30, 2020 and 2019 were $43,611,028 and $4,141,254, respectively. The overall $39,469,774 increase in operating expenses was attributable to intense cost management efforts, illustrated by the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $(471,049)

●	Salaries and wages – $307,668

●	Professional and legal fees – $(199,590)

●	Depreciation and amortization – $(130,362)

●	Loss on impairment of intangibles – $39,963,107

The $(471,049) decrease in selling, general and administrative expenses is a result of decreases in rent expense, advertising and travel expenses resulting from cost containment measures. The $307,668 increase in salaries and wages resulted from an increase in stock compensation expense. The $(199,590) decrease in professional and legal fees primarily resulted from a decrease in legal fees and costs associated with fundraising and acquisitions. The $(130,362) decrease in depreciation and amortization was due to reduced amortization of intangible assets acquired in the Security Grade acquisition as we fully impaired certain intangible assets in the first quarter of 2020. The $39,963,107 increase in loss on impairment of intangibles resulted from an impairment of goodwill required by the equity value of the Company pursuant to the merger agreement with MOR Analytics LLC. See the Note 21 Subsequent Events for additional information.

Other (Expense) Income, net

Other (expense) income, net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, gain on asset disposal, loss on the conversion of convertible notes and interest expense. Other (expense) income, net during the three months ended September 30, 2020 and 2019 was $(482,422) and $1,608,218, respectively. The $(2,090,640) decrease in other (expense) income, net was primarily attributable to a loss on the change in fair value of convertible notes of $(321,915), gain on the change in fair value of warrant liability of $67,039, gain on asset disposal of $239,825, loss on the conversion of convertible notes of $(111,902) and interest expense of $(355,469).

Loss from Continuing Operations

For the foregoing reasons, we had a loss from continuing operations of $(42,118,542) for the three months ended September 30, 2020, compared to a loss from continuing operations of $(1,114,293) for the three months ended September 30, 2019.

Loss from Discontinued Operations

Loss from discontinued operations was $(70,259) and $(141,276) for the three months ended September 30, 2020 and 2019, respectively. These losses related to the guarding business of the Company, which was sold on July 31, 2020.

Net Loss

For the foregoing reasons, we had a net loss of $(42,188,801) for the three months ended September 30, 2020, or $(0.36) per basic share, compared to net loss of $(1,255,569) for the three months ended September 30, 2019, or $(0.02) per basic share.

Net Loss Attributable to Common Shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(42,126,732) for the three months ended September 30, 2020, or $(0.36) per basic share attributable to common shareholders, compared to net loss attributable to common shareholders of $(1,373,572) for the three months ended September 30, 2019, or $(0.02) net income per basic share attributable to common shareholders.

Results of Operations for the nine months ended September 30, 2020 and 2019

The following table shows our results of operations for the nine months ended September 30, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Revenue	$8,800,352	$7,757,066	$1,043,286	13%
Cost of revenue	2,848,674	3,594,491	(745,817)	-21%
Gross margin	5,951,678	4,162,575	1,789,103	43%

Operating expenses	52,055,830	11,929,552	40,126,277	336%

Loss from operations	(46,104,152)	(7,766,977)	(38,337,174)	493%

Other (expense) income, net	(2,210,877)	642,813	(2,938,043)	-457%

Loss from discontinued operations	$(65,141)	$(160,798)	$169,200	-105%

Net loss	$(48,380,170)	$(7,284,962)	$(41,106,017)	564%

Changes in foreign currency translation adjustment	$110,264	$(114,346)	$224,610	-196%

Net loss attributable to common shareholders	$(48,269,906)	$(7,399,308)	$(40,881,407)	552%

Revenue

Total revenue for the nine-month period ended September 30, 2020 was $8,800,352, which represented an increase of $1,043,286 compared to total revenue of $7,757,066 for the nine months ended September 30, 2019. The increase primarily resulted from additional revenue resulting from continued growth in our software client based, and additional services accessed by them.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 and 2019 primarily consisted of hourly compensation for security personnel and employees involved in the creation and development of licensing software. Cost of revenues decreased by $(745,817) for the nine months ended September 30, 2020, to $2,848,674 as compared to $3,594,491 for the nine months ended September 30, 2019. The decrease resulted from cost containment measures we implemented and a reduction in purchases of installed security equipment.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses, salaries and wages, professional and legal fees and depreciation. Selling, general and administrative expenses consist primarily of rent/moving expenses, advertising and travel expenses. Salaries and wages is composed of non-revenue generating employees. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company. Our operating expenses during the nine months ended September 30, 2020 and 2019 were $52,055,830 and $11,929,552, respectively. The overall $40,126,278 increase in operating expenses was attributable to the following increases/(decreases) in operating expenses of:

●	Selling, general and administrative – $(1,066,569)

●	Salaries and wages – $900,038

●	Professional and legal fees – $(844,499)

●	Depreciation and amortization – $(195,777)

●	Loss on impairment of intangible assets - $41,333,085

The $(1,066,569) decrease in selling, general and administrative expenses is a result of decreases in rent expense, advertising and travel expenses. The $900,038 increase in salaries and wages resulted from share-based compensation and separation payments to terminated employees. The $(844,499) decrease in professional and legal fees primarily resulted from a decrease in legal fees and costs associated with fundraising and acquisitions. The $(195,777) decrease in depreciation and amortization was due to the full impairment of the Security Grade customer list in the first quarter of 2020, which reduced subsequent amortization expense in 2020. The $41,333,085 increase in loss on impairment of intangibles resulted from an impairment of goodwill required by the equity value of the Company pursuant to the merger agreement with MOR Analytics LLC. See the Note 21 Subsequent Events for additional information.

Other (Expense) Income, net

Other (expense) income, net consisted of a change in the fair value of convertible notes, change in the fair value of convertible notes – related party, change in fair value of warrant liability, change in fair value of contingent consideration, gain on asset disposal, loss on conversion of convertible notes, loss on issuance of warrants, gain on reduction of obligation pursuant to acquisition, other income and interest expense. Other (expense) income, net during the nine months ended September 30, 2020 and 2019 was $(2,210,877) and $642,813, respectively. The $(2,853,690) decrease in other (expense) income, net was primarily attributable to a loss on the change in fair value of convertible notes of $(1,104,856), loss on conversion of convertible notes of $(1,536,324), and interest expense of $(1,029,979), partially offset by gain on the change in fair value of convertible notes – related party of $498,233, gain on the change in fair value of warrant liability of $682,717, other income of $37,507, gain on asset disposal of $239,825 and gain on reduction of obligation pursuant to acquisition of $2,000, during the nine months ended September 30, 2020.

Loss from Continuing Operations

For the foregoing reasons, we had a loss from continuing operations of $(48,315,029) for the nine months ended September 30, 2020, compared to a loss from continuing operations of $(7,124,164) for the nine months ended September 30, 2019.

Loss from Discontinued Operations

Loss from discontinued operations was $(65,141) and $(160,798) for the nine months ended September 30, 2020 and 2019, respectively. These losses related to the guarding business of the Company, which was sold on July 31, 2020.

Net Loss

For the foregoing reasons, we had a net loss of $(48,380,170) for the nine months ended September 30, 2020, or $(0.46) net loss per common share – basic and diluted, compared to a net loss of $(7,284,962) for the nine months ended September 30, 2019, or $(0.10) net loss per common share – basic and diluted.

Net Loss Attributable to Common Shareholders

For the foregoing reasons, we had a net loss attributable to common shareholders of $(48,269,906) for the nine months ended September 30, 2020, or $(0.46) net loss per share attributable to common shareholders - basic and diluted, compared to net loss attributable to common shareholders of $(7,399,308) for the nine months ended September 30, 2019, or $(0.10) net loss per share attributable to common shareholders – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the nine months ended September 30, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

As of September 30, 2020, we had a cash balance of $1,677,041, accounts receivable, net of $744,906 and $5,914,154 in current liabilities. At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2020. We’ve taken proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2020	December 31, 2019	Change
Current assets	$4,573,684	$3,518,224	$1,055,460
Current liabilities	5,914,154	6,934,725	(1,020,571)
Working capital	$(1,340,470)	$(3,416,501)	$2,076,031

As of September 30, 2020, and December 31, 2019, we had a cash balance of $1,677,041 and $556,858, respectively.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(738,678)	$(2,769,048)
Net cash provided by (used in) investing activities	482,517	(895,406)
Net cash provided by financing activities	1,260,966	4,212,525

Net cash used in operating activities. Net cash used in operating activities for the nine months ended September 30, 2020 was $738,678. This included a net loss of $48,380,170 ($65,141 of which was income from discontinued operations), non-cash charge related to depreciation and amortization of $3,320,641, non-cash charge related to amortization of debt discounts of $340,772, non-cash charge related to provision for doubtful account $395,995, non-cash charge related to share-based compensation of $1,620,616, non-cash losses (gains) due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability of $1,104,856, $(498,233), and $(682,717), respectively, loss on conversion of convertible notes of $1,536,324, loss on impairment of intangible assets of $41,333,085, gain on reduction of obligation pursuant to acquisition of $(2,000), gain on asset disposal of (239,825) and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, accounts payable and accrued expenses, prepaid expenses, and right of use assets and liabilities of $(683,688). Net cash used in operating activities for the nine months ended September 30, 2019 was $(2,769,048). This included a net loss of $7,284,962 ($160,798 of which was from discontinued operations), non-cash charge related to depreciation and amortization of $3,516,418, non-cash charge related to amortization of debt discounts of $922,965,  non-cash charge from loss on issuance of warrants of $787,209, non-cash charge related to provision for doubtful account $199,215, non-cash charge related to share-based compensation of $1,241,741, non-cash (gains) losses due to changes in fair value of convertible notes, fair value of convertible notes – related party, fair value of warrant liability, fair value of contingent consideration of $(288,425), $213,828, $(3,462,746) and $880,050, respectively, non-cash gains on reduction of contingent consideration of $(100,000), and changes in accounts receivable, deposits, costs in excess of billings, billings in excess of costs, accounts payable and accrued expenses, prepaid expenses, due from related party, right of use assets and liabilities, and other long-term liabilities of $642,479.

Net cash provided by (used in) investing activities. Net cash provided by investing activities for the nine months ended September 30, 2020 was $482,517, which consisted of capital expenditures of $(619,483), payments pursuant to the Tan Security business acquisition of $(48,000), and proceeds from the sale of the Company’s guarding business $1,150,000. Net cash used in investing activities for the nine months ended September 30, 2019 was $(895,406) ($(89,118) of which was from discontinued operations), which consisted of capital expenditures of $(657,765), purchase of domain names of $(21,856) and payments pursuant to the Tan Security business acquisition and Security Grade business acquisition of $(126,667).

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,260,966 which resulted from repayment of promissory notes of $(300,000), repayment of notes payable of $(429,521), proceeds from notes payable and financing arrangements of $500,000, and proceeds from the issuance of common stock of $1,490,487. Net cash provided by financing activities for the nine months ended September 30, 2019 was $4,212,525, which resulted from repayment of a promissory note receivable of $(75,000), repayment of notes payable of $(15,401), proceeds and repayment of a promissory note of $300,000, proceeds from the issuance of common stock of $1,306,313, proceeds from the issuance of convertible note payable of $2,732,500, proceeds from notes payable and financing arrangements of $9,363, and repayment of advances from related parties of $(45,250)

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are further discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

Non-GAAP Financial Measures

Consolidated Adjusted EBITDA (“Adjusted EBITDA”) is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of non-cash depreciation and amortization expense that results primarily from intangible assets recognized in business combinations and significant non-cash expense related to share-based compensation. It is also unaffected by our capital and tax structures. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies. We define Adjusted EBITDA as net loss before income tax expense, other income (loss), interest expense, depreciation and amortization expense, share based compensation expense, other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any, and other gains and losses associated with the mark to market of our convertible notes, contingent liabilities and warrant liabilities. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges that affect the period-to-period comparability of our operating performance. We reconcile consolidated Adjusted EBITDA to net loss. This measure should not be considered a substitute for operating loss, net loss, or net cash provided by operating activities that we have reported in accordance with GAAP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(42,188,801)	$(1,255,569)	$(48,380,170)	$(7,284,962)
Interest expense	355,176	538,591	1,029,686	1,227,271
Depreciation & amortization	1,049,235	1,179,597	3,320,641	3,516,418
Loss on impairment of intangible assets	39,963,107	-	41,333,085	-
Share based compensation expense	549,012	352,341	1,620,616	1,241,741
Change in fair value of convertible note	321,915	(430,766)	1,104,856	(288,425)
Change in fair value of convertible note - related party	-	(491,442)	(498,233)	213,828
Change in fair value of warrant liability	(67,039)	(1,224,601)	(682,717)	(3,462,746)
Change in fair value of contingent consideration	111,902	-	1,536,324	880,050
Loss (gain) on issuance of warrants	-	-	(2,000)	787,209
Other expense	-	-	(37,507)	-
Adjusted EBITDA	$94,800	$(1,331,849)	$344,874	$(3,169,616)

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

During the nine months ended September 30, 2020, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Baker, et al. v. Helix TCS, Inc.

On March 8, 2017, two former employees filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act and the Colorado Wage Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of March 31, 2020, the parties have outlined a settlement agreement pending the outcome of the Kenney, et. al. case. The parties executed the settlement agreement in April 2020, received court approval in early August, and the Company funded the full cost of the settlement, plus the settlement administrator’s cost, from the proceeds of the sale of the Helix Guarding business. The total cost to the Company was $454,060.60. The Company had previously accrued a $440,000 liability related to this matter, and in Q3 2020 recorded an expense of $14,060.60.

Kenney, et al. v. Helix TCS, Inc.

On July 20, 2017 one former employee filed a lawsuit in the United States District Court for the District of Colorado alleging violations of the Fair Labor Standards Act on behalf of themselves and other employees. The plaintiffs seek damages for our alleged failure to compensate them appropriately for the overtime hours they worked as purported “non-exempt” employees. As of September 30, 2020, the claim is currently in the process of appeal.

Audet v. Green Tree International, et. al.

On February 14, 2020 John Audet filed a complaint in 15th Judicial Circuit in and for Palm Beach County, Florida against multiple parties, including Green Tree International (“GTI”), claiming that he owned 10% of GTI. The Company believes the lawsuit is wholly without merit and will defend itself from these claims vigorously. As of September 30, 2020, the case is in the process of discovery.

ITEM 1A. Risk Factors

Smaller reporting companies such as us are not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2020, we issued 22,669,476 shares of common stock. 11,179,269 shares of common stock were issued upon the conversion of convertible notes, 2,178,800 shares were issued as stock compensation expense, 11,433,790 shares were issued under a subscription agreement for gross proceeds of $1,260,347, and 167,981 shares were issued as PIK interest of $93,750. Additionally, the 4,140,274 holdback shares defined in the Amercanex Merger Agreement were returned to the Company, as the $1,500,000 GTI revenue threshold was not reached within the first 12 months following the closing of the Merger.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

2.1	Reorganization Agreement dated as of December 21, 2015 by and between Helix Opportunities, LLC and its members and Helix TCS, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

2.2	Agreement and Plan of Merger by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Bio-Tech Medical Software, Inc. and Terence J. Ferraro, as the Securityholder Representative, dated March 3, 2018 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018).

2.3	Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

2.4	Addendum No. 1, dated as of September 10, 2019, to the Agreement and Plan of Merger, dated February 5, 2019, by and among Helix TCS, Inc., Helix Acquisition Sub, Inc., Green Tree International, Inc. and the Securityholder Representative (Incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2019).

3.1	Certificate of Incorporation of Jubilee4 Gold, Inc. (Incorporated by reference to Exhibit 3(i).1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.2	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. (Incorporated by reference to Exhibit 3(i).2 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.3	Certificate of Amendment to Articles of Incorporation of Helix TCS, Inc. - Designation of Rights and Privileges Class A Preferred Stock (Incorporated by reference to Exhibit 3(i).3 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.4	Bylaws of Jubilee4 Gold, Inc. (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission on December 9, 2016).

3.5	Certificate of Amendment No. 2 to the Articles of Incorporation of Helix Technologies, Inc. (Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2020).

10.56	First Amendment to 10% Fixed Convertible Promissory Note to the note dated October 11, 2019 (Incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.57	First Amendment to 10% Fixed Convertible Promissory Note to the note dated December 26, 2019 (Incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.58	Second Amendment to September 16, 2019 Fixed Convertible Promissory Note (Incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.59	Second Amendment to August 15, 2019 Fixed Convertible Promissory Note (Incorporated by reference to Exhibit 10.59 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 13, 2020).

10.60	Asset Purchase Agreement by and between the Company and Invicta Security CA Corporation, Invicta Services LLC, Boss Security Solutions, Inc., Security Consultants Group, LLC, Tan’s International LLC, and Tan’s International Security, Inc. (Incorporated by reference to Exhibit 2.04 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 4, 2020).

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020	By:	/s/ Zachary L. Venegas
Zachary L. Venegas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zachary L. Venegas	Chief Executive Officer	November 13, 2020
Zachary L. Venegas*	(Principal Executive Officer)

/s/ Scott Ogur	Chief Financial Officer	November 13, 2020
Scott Ogur	(Principal Financial Officer)

/s/ Paul Hodges	Director	November 13, 2020
Paul Hodges*

/s/ Steve Janjic	Director	November 13, 2020
Steve Janjic*

/s/ Garvis Toler III	Director	November 13, 2020
Garvis Toler III*

/s/ Andrew Schweibold	Director	November 13, 2020
Andrew Schweibold*

/s/ Satyavrat Joshi	Director	November 13, 2020
Satyavrat Joshi*

* By:	Scott Ogur, as Attorney in Fact, pursuant to the Power of Attorney dated November 13, 2020 and filed herewith.